Form 10-K
period 1997-05-04
MARCI INTERNATIONAL IMPORTS INC
filed 1997-08-18
CIK 807904

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549


                            FORM 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


  For the fiscal years ended May, 1989, 1990, 1991, 1992, 1993,
                     1994, 1995, 1996, 1997
                 Commission File Number 0-15900

                MARCI INTERNATIONAL IMPORTS, INC.
     (Exact name of Registrant as specified in its charter)

               Georgia                  59-3461241
    (state or other jurisdiction of    (I.R.S. Employer
     corporation organization)         identification No.)

                     1612 N. Osceola Avennue
                    Clearwater, Florida 33755
        (Address of Principal Executive Offices)(Zip Code)
        Registrant's telephone number, including area code:
                         (813) 443 - 3434

   Securities Registered pursuant to Section 12(g) of the Act
             Common Stock, par value $.01 per share.

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).
                 Yes __________ No. ___ X _____


APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      N/A  Yes ___ No ____

The number of shares outstanding of the Registrant's common stock was 5,181,085 (according to the records of the transfer agent, American Stock Transfer & Trust Company) as of April 10,1989. The Registrant is an inactive Registrant and there has been virtually no market for the securities of the Registrant over the last seven years.


PART I

Item 1. Business

Corporate Background Information

      MARCI INTERNATIONAL IMPORTS INC. (the"Registrant") was organized in Georgia in 1980 and was formerly known as Marci Discount Imports, Inc. In November 1986, the Registrant changed its state of incorporation to Delaware and simultaneously changed its name to Marci International Imports, Inc. The Registrant's business consisted of a chain of retail import stores in Georgia, South Carolina and Alabama; they offered a wide assortment of home furnishings imported principally from the orient. The Registrant also offered domestically manufactured solid brass beds, home furnishings and gifts. The Registrant's stock is registered under Section 12(g) of the Securities Exchange Act of 1934 ("the Exchange Act"). The Registrant successfully completed an initial public offering of its Common Stock on February 19, 1987, pursuant to a Form S-1 registration statement under the Securities Act of 1933 (the "Securities Act").

       After pursuing its business for several years, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on March 16, 1989. This proceeding was filed with the U.S. Bankruptcy Court for the Northern District of Georgia and designated as Case #89-02801. On September 10, 1990, the Registrant's Chapter 11 case was voluntarily converted to a case in Chapter 7 which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Registrant's creditors. On July 14, 1995 the Registrant's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the conversion of the RegistrantOs Chapter 11 case to a case under Chapter 7 of the Bankruptcy Act, the Registrant has had no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September 10, 1990.

      During the pendancy of its Bankruptcy case, the Registrant did not file franchise tax returns with and pay the required franchise taxes to the State of Georgia. As a result, the Registrant's corporate charter was revoked by order of the Secretary of State of the State of Georgia on January 9, 1992. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Registrant remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to the National Quotation Bureau, the last published quotation for the Registrant's Common Stock was posted by Herzog, Heine, Geduld, Inc., one of the Registrant's market makers, on October 15, 1996. At that time, the published quote was $0.00 bid and $0.10 asked.

       On October 15, 1996, Captson Network Company, Inc. (OCapstonO) purchased 2000 shares of of the RegistrantOs issued and outstanding common stock for a price of $0.10 per share in an open market transaction. Thereafter, acting in its capacity as a Stockholder of the Registrant, and without first receiving any consent, approval or authorization of any other Stockholder or former officer or director of the Registrant, Capston applied for and received a reinstatement of the Registrant's certificate of incorporation pursuant to the provisions of Section 14-3-1422(a) of the Georgia Business Corporation Code.

      After reviewing the applicable files, Capston determined that the only debt of the Registrant that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Georgia fees and penalties. Therefore, Capston paid those penalties and fees on behalf of the Registrant and then filed a Certificate of Reinstatement of the Registrant's Certificate of Incorporation on behalf of the Registrant under the authority granted by Section 14-3-1422(a) of the Georgia Business Corporation Code. This Certificate was filed in the office of the Secretary of State of the State of Georgia on January 3, 1997.

Proposed Operations

      While the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September 1990, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Registrant will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

      Capston believes the Registrant will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Registrant will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

      If the Plan is approved by the Stockholders, the Registrant will be fully reactivated and then used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Registrant, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Registrant. Consequently, the Registrant's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Registrant. Although Capston believes that the Registrant will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature.

       Capston and its officers, directors and consultants anticipate that the selection of a business opportunity for the Registrant will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

     Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston anticipates that the Registrant will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Registrant to offset potential losses from one venture against gains from another. Moreover, due to the Registrant's lack of any meaningful financial, managerial or other resources, Capston believes the Registrant will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition Opportunities

       In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business combination transaction.

      It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Registrant may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Registrant may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Registrant would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Registrant intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Registrant and any target company.

      As part of the Registrant's investigation of potential business opportunities, Capston and its officers, directors and consultants will ordinarily meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Registrant's limited resources and Capston's limited expertise. The manner in which the Registrant participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Registrant and the other parties to the proposed business combination transaction and the relative negotiating strength of the Registrant and such other parties.

      With respect to any business combination negotiations, Capston will ordinarily focus on the percentage of the Registrant which the target companyOs stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target companyOs assets and liabilities, the Registrant's stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's current Stockholders.

     Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Registrant of the related costs incurred.

Item 2. Properties

 None.


Item 3. Legal Proceedings

 None.

Item 4. Submission of matters to a vote of Security Holders

 None.

PART II

Item 5. Market for Registrant's Common Equity

There has been no active trading in the Registrant's securities for over seven years. The RegistrantOs current market maker is Herzog, Heine, Geduld Inc. The latest Bloomberg listing shows the current bid at $0.00 and the current ask is $0.25; current symbol is MRCI. The last 10-K filed by the former management of the
Registrant on May 1, 1988, prior to the filing of the RegistrantOs original petition under Chapter 11 of the Bankruptcy Act, reported that as of July 28, 1988 there were 358 record holders.

Item 6. Selected Financial Data.

                            1993   1994    1995   1996    1997
Operating Revenues           0      0       0      0       0
Income (Loss) from
  Continuing Operation       0      0       0      0       0
Income (Loss) Per Share from
  Continuing Operations      0       0       0      0      0

Total Assets                 0       0       0      0       0
Long Term Debt               0       0       0      0       0
Cash Dividends Per Share     0       0       0      0       0

Note 1. The Registrant was completely inactive during the period between the filing of its petition under Chapter 11 of the Bankruptcy Act in 1989 and the restoration of its charter in January 1997. Accordingly there were no revenues, expenses, assets, or liabilities during the fiscal years 1989 through 1997.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Note

This Omnibus Annual Report on Form 10-K provides the financial reporting required to bring the Registrant into compliance with the requirements of Section 13 of the Securities Exchange Act of 1934, as amended. To that end, the attached financial statements include an audited balance sheet as of July 14, 1995 when the Registrant's petition was declared closed and the trustee was discharged. Given that the Registrant no longer had any operations, its corporation was responsible for the orderly liquidation of all assets and the distribution of the proceeds therefrom to the RegistrantOs creditors, the Registant's financial statements reflect no assets, liabilities, or ongoing operations.

Financial Condition

      As a result of its 1990 Bankruptcy, the Registrant has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1990. The Registrant had no operations during the seven years ended May 4, 1997 and no material assets or liabilities as of May 4,1997. It is the intention of management to seek stockholder approval of a plan whereby the Registrant will be restructured as a Oclean public shellO for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its effforts to negotiate such a transaction.

Plan of Operations

     The Registrant has not engaged in any material operations or had any revenues from operations since September 10, 1990. The RegistrantOs plan of operation for the next twelve months is to seek the acquisition of assets, property or business that may benefit the Registrant and its stockholders. Because the Registrant has no resources, management anticipates that to achieve any such acquisition, the Registrant will be required to issue shares of its common stock as the sole consideration for such acquisition.

      Within six months after the date of this Annual Report on Form 10-K Capston intends to prepare and distribute to the RegistrantOs stockholders a detailed plan of reorganization (the OPlanO) whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. The Plan will be described in a detailed written proxy statement meeting the requirements of
Section 14A of the Exchange Act and Capston will not seek any business combination opportunities on behalf of the Registrant or perform any other executive functions for the Registrant until it has submitted the Plan to the RegistrantOs stockholders and received the requisite stockholder approvals. Notwithstanding the foregoing, Capston will continue to perform such ministerial functions as may be required to maintain the corporate existence of the Registrant and file all periodic reports required under
Section 13 of the Exchange Act.

      During the next twelve months, the RegistrantOs only foreseeable cash requirements will relate to maintaining the Registrant in good standing, preparing and distributing to stockholders a proxy statement relating to the proposed Plan, and the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Registrant. Because the Registrant has not identified any potential venture as of the date of this Annual Report on Form 10-K, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Registrant than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report on Form 10-K, the Registrant has not begun seeking any acquisition.

      Management anticipates that Capston, will advance up to $25,000 in expenses associated with the preparation of the proxy statement relating to the Plan, the printing and distribution of such proxy statement to the stockholders and the holding of a special meeting of the stockholders for purposes of considering the Plan. Management also anticipates that Capston may advance minor administrative expenses up to approximately $5,000 for legal, accounting and transfer agentOs fees and expenses. In the event that additional funding is required in order to maintain the Registrant in good standing and/or to review or investigate any potential merger or acquisition candidate, the Registrant may attempt to raise such funding through a private placement of its common stock to accredited investors.

      At the present time, Management has no plans to offer or sell any securities of the Registrant for cash. However, at such time as the Registrant may decide to engage in such activities, Management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to the Registrant under applicable federal and state laws.

      Because the Registrant is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, Management does not believe that Rule 419 promulgated by the Securities and Exchange
Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Registrant or any activities in which it may engage in the foreseeable future.




Item 8. Financial Statements and Supplementary Data.

For  the  information called for by this Item, see the  Financial
Statements  attached. The Registrant intends to enter  the  Small
Business Issuer System with its first quarterly filing of its 1998 fiscal year.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

The Registrant's financial statements for the years ended May 1, 1988 were audited by the firm of Laventhol & Horath, Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements between 1989 and 1997. In connection with the restoration of the Registrant's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet as of September 10, 1990 and for each of the intervening years during the period from Septmber 10, 1990 through May 4, 1997, and to serve as the Registrant's auditor in the future. During the fiscal years ended 1989, and the subsequent interim period preceding the appointment of Want & Ender, Certified Public Accountants, there were no reportable disagreements between the Registrant and the firm of Laventhol & Horath Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Want & Ender audited the Registrant's financial statements for the year ended May 4, 1997.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, has assumed the duties of President, Secretary, Treasurer and Sole Director of the Registrant pending a Special Meeting of the Stockholders which is intended to be scheduled within six months after the date of this Annual Report on Form 10-
K. At that Meeting, Ms. Fonner intends to seek re-election for a term of office that is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management.

Item 11. Executive Compensation.

      No officer or director of the Registrant has received any compensation for services performed during the past seven years and no future compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Plan of Reorganization that will be described in detail in the Registrant's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     There were 5,181,085 shares of the RegistrantOs Common Stock issued and outstanding on April 10, 1989 and Capston believes there were no stock issuances subsequent to that date. The following table presents certain information regarding the beneficial ownership of the RegistrantOs common stock by (i) each person known by the Capston to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the RegistrantOs directors, and (iii) all directors and officers as a group.

   Name of               Amount and Nature of        Percent
Beneficial Owner (1)     Beneficial Ownership        of Class

Stanley Adkins              1,982,647                  38.3%
One Marci Drive
Social Circle, GA 30279

Capston Network Company         2,000               .000386%
1612 N. Osceola Ave.
Clearwater, Florida 33755

All Officers & Directors
as a Group (one person)         2,000               .000386%

The above information, with the exception of information relating to the stock ownership of Capston Network Company, is taken from the last filed Proxy dated August 18, 1988. The transfer agent nor Capston has no information which would indicate this information is still not the best available. Capston believes that each of the above-named individuals has sole investment and voting power with regard to the securities listed opposite his name.

Item 13. Certain Relationships and Related Transactions

No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and Reports.

Financial statements filed with this report:

     Balance Sheet as of July 14, 1995
     Statement of Operations as of July 14, 1995
     Consolidated  Balance Sheet as of  May 5, 1996  and  May  4,
     1997
     Consolidated Statements of Operations for the years ending May 4, 1997, May 5, 1996, and July 14,1995
     Consolidated Statement of Changes in Shareholder's Equity/(Deficit) for the years ended May 4,1997, May 5, 1996, and July 14, 1995
     Consolidated Statements of Cash Flows for the years ending May 4, 1997, May 5, 1996, and July 14, 1995

 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCI
Date:_________           By______/S/______________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date :________           By___________/S/__________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS  East 28th Street, 6th Floor
                              New York, NY 10016
MARTIN ENDER. CPA             Telephone (212)684-2414
STANLEY Z. WANT, CPA, CFP          Fax (212) 684-5433


                  Independent Auditor's Report


To the Shareholders and Board of Directors
MARCI INTERNATIONAL IMPORTS, INC.


We have audited the accompanying balance sheet and statement of operations of MARCI INTERNATIONAL IMPORTS, INC. (A Dormant State Registrant) at July 14, 1995, the close of bankruptcy. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARCI INTERNATIONAL IMPORTS, INC. (A Dormant State Registrant) at July 14, 1995 and its operations and its cash flows as of the close of bankruptcy on July 14, 1995 and are in conformity with generally accepted accounting principles.

 /s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
August 5, 1997

                MARCI INTERNATIONAL IMPORTS, INC.
                  (A Dormant State Registrant)

                          Balance Sheet
                           July 14,1995
                   at the close of bankruptcy


                                1995
 Assets


Organization Cost                  0

 Total Assets                      0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share;
20,000,000 shares authorized of common stock;
5,181,085 shares issued and outstanding           0
Additional Paid in Capital                        0
Retained Earnings (Deficit)                       0
                                                ______

Total Shareholders' Equity                        0
                                                ______
Total Liabilities and Shareholders Equity    $    0
                                               ========



*Close of Chapter 7 was 07/14/95, but the Registrant had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.


         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                  (a Dormant State Registrant)
                     Statement of Operations
          at the close of bankruptcy on  July 14, 1995*



                                1995*
                              07-14-95*
                              __________

Revenues                      $    0

Expenses
Administrative Expenses       $   0
Filing Fees                   $   0

Net Income/Loss for the year  $   0
                              =========

*Close of Chapter 7 was 07/14/95, but the Registrant had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.



WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS  East 28th Street, 6th Floor
                              New York, NY 10016
MARTIN ENDER. CPA             Telephone (212)684-2414
STANLEY Z. WANT, CPA, CFP           Fax (212) 684-5433


                  Independent Auditor's Report


To the Shareholders and Board of Directors
MARCI INTERNATIONAL IMPORTS, INC.


We have audited the accompanying balance sheet of MARCI INTERNATIONAL IMPORTS, INC. (A Dormant State Registrant) at May 4, 1997 and May 5, 1996 and the related consolidated statements of operations, changes in shareholders equity/(deficit), and cash flows for each of the three years for the period ended May 4, 1997, May 5, 1996, and July 14, 1995. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARCI INTERNATIONAL IMPORTS, INC. (A Dormant State Registrant) at May 4, 1997 and May 7, 1996 and the consolidated results of its operations and its cash flows for each of the three years for the period ended May 4, 1997, May 5, 1996, and July 14, 1995 in conformity with generally accepted accounting principles.

 /s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
August 5, 1997

                MARCI INTERNATIONAL IMPORTS, INC.
                  (A Dormant State Registrant)

                   Consolidated Balance Sheet
                   May 4, 1997 and May 5, 1996

                                1997       1996
 Assets


Organization Cost                  0         0

 Total Assets                      0         0

Liabilities and
Shareholder's Equity

Stockholders' Equity

Common Stock par value at
$.01 per share;
20,000,000 shares authorized
 of common stock;
5,181,085 shares issued
 and outstanding                    0        0
Additional Paid in Capital        591        0
Retained Earnings (Deficit)      (591)       0
                                ______     _____


Total Shareholders' Equity         0         0
                               ______      _____

Total Liabilities
 and Shareholders Equity     $    0     $    0
                              =========   ========



*Close of Chapter 7 was 07/14/95, but the Registrant had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.


         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                  (a Dormant State Registrant)
              Consolidated Statements of Operations
for the years ending May 4, 1997 , May 5, 1996 and July 14, 1995*



                                1997          1996    1995*
                              Current year   05-05-9607-14-95*
                              ____________   ________________

Revenues                      $    0         $   0     $ 0

Expenses
Administrative Expenses       $  346         $   0     $ 0
Filing Fees                   $  245         $   0     $ 0

Net Income/Loss for the year  $  (591)       $   0     $ 0
                              =========      ========  ======

*Close of Chapter 7 was 07/14/95, but the Registrant had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.

                MARCI INTERNATIONAL IMPORTS, INC.
                  (a Dormant State Registrant)
       Consolidated Statement of Changes in Shareholder's
                        Equity/(Deficit)
 for the years ended May 4, 1997, May 5, 1996 and July 14, 1995


                            1997   1996 1995*
                            05-04 05-05 07-14

Common Stock
(5,181,085 shares issued
& outstanding)            $   0    $ 0    $ 0
Additional Paid in Capital    591    0      0

Balance May 5, 1996**         0      0      0


Net Income/(loss)
 for the year             $  (591)     0    0

Balance May 4, 1997**      $   0     $ 0   $ 0


*Close of Chapter 7 was 07/14/95, but the Registrant had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors. **year end is base on 52 weeks










         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                  (A Dormant State Registrant)


              Consolidated Statements of Cash Flows
 for the years ending May 4, 1997, May 5, 1996 and July 14, 1995





                              Current Year        1996      1995
                              05-05-97           05-04-96  07-14-95

Cash Flows from Operating
 Activities
 Net Income                    $ (591)             $ 0       $ 0
Net Cash Provided (used) /
By Operating Activities           0                  0         0


Expenses Paid by Capston         591                 0         0

Net Increase (Decrease) in Cash    0                 0         0
Cash at Beginning of Period        0                 0         0

Cash at End of Period         $    0               $ 0       $ 0
                              ========             =====     ====


*Close of Chapter 7 was 07/14/95, but the Registrant had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Registrant's creditors.











         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS INC.
                  (A Dormant State Registrant)

                           May 4, 1997

Note 1. HISTORY OF THE REGISTRANT

MARCI INTERNATIONAL IMPORTS INC. (the"Registrant") was organized in Georgia in 1980 and was formerly known as Marci Discount Imports, Inc. In November 1986, the Registrant changed its state of incorporation to Delaware and simultaneously changed its name to Marci International Imports, Inc. The Registrant's business consisted of a chain of retail import stores in Georgia, South Carolina and Alabama; they offered a wide assortment of home furnishings imported principally from the orient. The Registrant also offered domestically manufactured solid brass beds, home furnishings and gifts. The Registrant successfully completed an initial public offering of its Common Stock on February 19, 1987 and in connection with an application to list its Common Stock on the NASDAQ system, the Registrant also registered its Common Stock pursuant to Section 12(g) of the Securities Act of 1934 (the "Securities Act").

On March 16, 1989, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy ACT (Case No. 89-02801) in the U.S. Bankruptcy Court for the Northern District of Georgia on September 10, 1990, the Registrant's case under Chapter 11 was voluntarily  converted  into  a  case  under  Chapter  7  of  the
Bankruptcy Act. As a result of the voluntary conversion of the Registrant's bankruptcy case, all assets of the Registrant were transferred to the Trustee in Bankruptcy on the conversion date and the Registrant ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Registrant's creditors. On July 14, 1995 the Registrant's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September, 1990.

Note 2. RESTORATION OF CORPORATE STATUS

On January 7, 1997, acting in its capacity as the holder of 2,000 shares (0.000386%) of the Registrant's common stock, and without first receiving the consent, approval or authorization of any other person associated with the Registrant, Capston Network Company effected a reinstatement of the Registrant's certificate of incorporation under Title 14 of the Official Code of Georgia Annotated.

Capston  is  currently  not  entitled to  reimbursement  for  any expenses incurred by it on behalf of the Registrant. However, because Sally Fonner is both the Acting President of MARCI INTERNATIONAL IMPORTS, INC. and Capston, prior Staff Accounting Bulletins required under generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep MARCI INTERNATIONAL IMPORTS, INC. current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. Any reimbursement or compensation will be presented to the stockholders for approval.