Form 10QSB
period 1997-08-31
MARCI INTERNATIONAL IMPORTS INC
filed 1997-10-17
CIK 807904

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended August 31, 1997
                               OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-15900

                MARCI INTERNATIONAL IMPORTS, INC.
       (Exact name of Issuer as specified in its charter)
           Georgia                                   59-3461241
    other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                 Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (IssuerOs telephone number, including area code)

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes [X]  No [ ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class           Outstanding at August 31, 1997

  Common Stock, $0.01 Par Value             5,181,085 Shares







                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE

ITEM 1 Financial Statements

       Consolidated Balance Sheets as of August 31, 1997 and
       August 31, 1996                                               3

       Consolidated Statements of Operations for the Three Month
       Periods ending August 31,1997 and August 31, 1996             4

       Consolidated Statements of Cash Flow for the Three Month
       Periods Ending August 31, 1997 and August 31, 1996            5

       Notes to Financial Statements                                 6

ITEM 2 Management's Discussion and Analysis of

       Financial Condition and Results of Operations                 7

PART II OTHER INFORMATION                                            9

        SIGNATURES                                                   9




                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                   Fiscal Years 1998 and 1997
               August 31, 1997 and August 31, 1996
                           (unaudited)

                                     08/31/97   08/31/96
Assets


Organization Cost                     $     0      $   0

Total Assets                                0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
5,181,085 shares issued and outstanding     0          0
Additional Paid in Capital              1,561          0
Retained  Earnings (Deficit)           (1,561)        (0)
                                       ______        _______


Total Shareholders' Equity                  0          0
                                       ______        _______

Total Liabilities and Shareholders
Equity                                 $    0      $   0
                                    =========       ========






         See accompanying notes to financial statements








                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
                   Fiscal Years 1998 and 1997
for the three month period ending August 31, 1997 and August 31,1996
                           (unaudited)


                                1997            1996
                              08/31/97       08/31/96
                              _______        ________

Revenues                      $      0      $       0

Expenses
Administrative Expenses       $  1,561      $       0
Filing Fees                   $      0      $       0

Net Income/Loss for the year  $(1,561)      $       0
                              =========      ========


         See accompanying notes to financial statements










                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
                   Fiscal Years 1998 and 1997
   for three months ended August 31, 1997 and August 31, 1996
                           (unaudited)


                                           For Three Months Ended
                                         08-31-97          08-31-96

Cash Flows from Operating Activities
Net Income                              $  (1,561)                0

Net Cash Provided (used) /
By Operating Activities                 $       0                 0

Expenses Paid by Capston                $   1,561                 0

Net Increase (Decrease) in Cash                 0                 0

Cash at Beginning of Period                     0                 0

Cash at End of Period                   $       0           $     0
                                          ========             ====







           See accompanying notes to financial statements









                 MARCI INTERNATIONAL IMPORTS, INC.
                    (A Dormant State Company)


                         August 31, 1997

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

On March 16, 1989, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy ACT (Case No. 89-02801) in the U.S. Bankruptcy Court for the Northern District of Georgia. On September 10, 1990, the Registrant's case under Chapter 11 was voluntarily  converted  into  a  case  under  Chapter  7  of  the
Bankruptcy Act. As a result of the voluntary conversion of the Registrant's bankruptcy case, all assets of the Registrant were transferred to the Trustee in Bankruptcy on the conversion date and the Registrant ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Registrant's creditors. On July 14, 1995 the Registrant's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since it's filings.

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

Capston is currently not entitled to reimbursement for any expenses incurred by it on behalf of the Registrant. However, because Sally Fonner is both the Acting President of MARCI INTERNATIONAL IMPORTS, INC. and Capston, prior Staff Accounting Bulletins required under generally accepted accounting principals the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

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



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      As a result of its 1990 Bankruptcy, the Registrant has no assets, liabilities, or ongoing operations and has not engaged in any business activities since it's filings. The Registrant had no operations during the seven years ended May 4, 1997 and no material assets or liabilities as of May 4,1997. It is the intention of management to seek stockholder approval of a plan whereby the Registrant will be restructured as a Oclean public shellO for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.


Plan of Operations

     The Registrant has not engaged in any material operations or had any revenues from operations since it's filings. The RegistrantOs plan of operation for the next twelve months is to seek the acquisition of assets, property or business that may benefit the Registrant and its stockholders. Because the Registrant has no resources, management anticipates that to achieve any such acquisition, the Registrant will be required to issue shares of its common stock as the sole consideration for such acquisition.

      Within six months after the date of the 1997 Annual Report on Form 10-K Capston intends to prepare and distribute to the RegistrantOs stockholders a detailed plan of reorganization (the OPlanO) whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. The Plan will be described in a detailed written proxy statement meeting the requirements of
Section 14A of the Exchange Act and Capston will not seek any business combination opportunities on behalf of the Registrant or perform any other executive functions for the Registrant until it has submitted the Plan to the RegistrantOs stockholders and received the requisite stockholder approvals. Notwithstanding the foregoing, Capston will continue to perform such ministerial functions as may be required to maintain the corporate existence of the Registrant and file all periodic reports required under
Section 13 of the Exchange Act.

      During the next twelve months, the RegistrantOs only foreseeable cash requirements will relate to maintaining the Registrant in good standing, preparing and distributing to stockholders a proxy statement relating to the proposed Plan, and the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Registrant. Because the Registrant has not identified any potential venture as of the date of this Quarterly Report on Form 10-QSB, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Registrant than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report on Form 10-QSB, the Registrant has not begun seeking any acquisition.

      Management anticipates that Capston, will advance up to $25,000 in expenses associated with the preparation of the proxy statement relating to the Plan, the printing and distribution of such proxy statement to the stockholders and the holding of a special meeting of the stockholders for purposes of considering the Plan. Management also anticipates that Capston may advance minor administrative expenses up to approximately $15,000 for legal, accounting and transfer agentOs fees and expenses. In the event that additional funding is required in order to maintain the Registrant in good standing and/or to review or investigate any potential merger or acquisition candidate, the Registrant may attempt to raise such funding through a private placement of its common stock to accredited investors.

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






PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES

       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES

       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE

ITEM 5.OTHER INFORMATION

       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       A.   Exhibits  None

       B.   Reports on Form 8-K         None



                           SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   MARCI INTERNATIONAL IMPORTS
                                   INC.

                                   /s/

                                   Sally A. Fonner
                                   Chief Executive Officer (Acting)
                                   Dated: August 31, 1997


                                   /s/

                                   Sally A. Fonner
                                   Chief Financial Officer (Acting)
                                   Dated: August 31, 1997