Form 10QSB
period 1997-11-30
MARCI INTERNATIONAL IMPORTS INC
filed 1998-02-12
CIK 807904

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended November 30, 1997
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-15900

                MARCI INTERNATIONAL IMPORTS, INC.
       (Exact name of Issuer as specified in its charter)
           Georgia                                   59-3461241
other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                       Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (Issuer's telephone number, including area code)

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

     Title of Each Class          Outstanding at November 30, 1997

Common Stock, $0.01 Par Value             5,181,085 Shares

                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of November 30, 1997 and
       November 30, 1996                      3
       Consolidated Statements of Operations for the Three Month
       Periods ending                                   November
       30,1997 and November 30, 1996
       4
       Consolidated Statements of Cash Flow for the Three Month Periods Ending November 30, 1997 and November 30, 1996
       5
       Notes           to           Financial          Statements
       6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations
       7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                               9
                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                   Fiscal Years 1998 and 1997
             November 30, 1997 and November 30, 1996
                           (unaudited)

                                          011/30/97  011/30/96
 Assets


Organization Cost                           $    0          $   0

 Total Assets                                    0              0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
5,181,085 shares issued and outstanding           0         0
Additional Paid in Capital                     4,586        0
Retained  Earnings (Deficit)                  (4,586)      (0)
                                            ______        _______


Total Shareholders' Equity                        0         0
                                              ______        _______

Total Liabilities and Shareholders Equity   $     0    $     0
                                             =========       ========






         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
                   Fiscal Years 1998 and 1997
for the three month period ending November 30, 1997 and November
                            30, 1996
                           (unaudited)


                                1997            1996
                              011/30/97      011/30/96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $    4,586     $         0
Filing Fees                   $    0         $         0

Net Income/Loss for the year  $   (4,586)    $         0
                              =========      ========


         See accompanying notes to financial statements



                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
                   Fiscal Years 1998 and 1997
 for three months ended November 30, 1997 and November 30, 1996
                           (unaudited)


                                 For Three Months Ended
                                011-30-97       11-30-96

Cash Flows from Operating Activities
 Net Income                       $  (4,586)         0

Net Cash Provided (used) /
By Operating Activities           $       0          0


Expenses Paid by Capston          $  4,586           0

Net Increase (Decrease) in Cash         0            0
Cash at Beginning of Period             0            0

Cash at End of Period             $     0          $ 0
                                   ========         ====














         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (A Dormant State Company)


                        November 30, 1997

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



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      As a result of its 1990 Bankruptcy, the Registrant has no assets, liabilities, or ongoing operations and has not engaged in any business activities since it's filings. The Registrant had no operations during the seven years ended May 4, 1997 and no material assets or liabilities as of May 4,1997. It is the intention of management to seek stockholder approval of a plan whereby the Registrant will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.


Plan of Operations

     The Registrant has not engaged in any material operations or had any revenues from operations since it's filings. The Registrant's plan of operation for the next twelve months is to seek the acquisition of assets, property or business that may benefit the Registrant and its stockholders. Because the Registrant has no resources, management anticipates that to achieve any such acquisition, the Registrant will be required to issue shares of its common stock as the sole consideration for such acquisition.

      Within six months after the date of the 1997 Annual Report on Form 10-K Capston intends to prepare and distribute to the Registrant's stockholders a detailed plan of reorganization (the "Plan") whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. The Plan will be described in a detailed written proxy statement meeting the requirements of
Section 14A of the Exchange Act and Capston will not seek any business combination opportunities on behalf of the Registrant or perform any other executive functions for the Registrant until it has submitted the Plan to the Registrant's stockholders and received the requisite stockholder approvals. Notwithstanding the foregoing, Capston will continue to perform such ministerial functions as may be required to maintain the corporate existence of the Registrant and file all periodic reports required under
Section 13 of the Exchange Act.

      During the next twelve months, the Registrant's only foreseeable cash requirements will relate to maintaining the Registrant in good standing, preparing and distributing to stockholders a proxy statement relating to the proposed Plan, and the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Registrant. Because the Registrant has not identified any potential venture as of the date of this Quarterly Report on Form 10-QSB, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Registrant than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report on Form 10-QSB, the Registrant has not begun seeking any acquisition.

      Management anticipates that Capston, will advance up to $25,000 in expenses associated with the preparation of the proxy statement relating to the Plan, the printing and distribution of such proxy statement to the stockholders and the holding of a special meeting of the stockholders for purposes of considering the Plan. Management also anticipates that Capston may advance minor administrative expenses up to approximately $15,000 for legal, accounting and transfer agent's fees and expenses. In the event that additional funding is required in order to maintain the Registrant in good standing and/or to review or investigate any potential merger or acquisition candidate, the Registrant may attempt to raise such funding through a private placement of its common stock to accredited investors.

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


                                   Sally A. Fonner
                                   Shareholder Acting as
                                   Principal Executive
                                   pending a Special Meeting of
                                   the Stockholder

                                   Dated: November 30, 1997



                                    Sally A. Fonner
                                    Shareholder Acting as
                                    Principal Executive
                                    pending a Special Meeting of
                                    the Stockholder
                                    Dated: November 30, 1997