Form 10QSB
period 1998-02-04
MARCI INTERNATIONAL IMPORTS INC
filed 1998-06-16
CIK 807904

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended February 04, 1998
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class          Outstanding at February 04, 1998

Common Stock, $0.01 Par Value             5,181,085 Shares

                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of February 04, 1998 and
       February 04, 1997                                         3
       Consolidated Statements of Operations for the Three Month
       Periods ending February 04,1998 and February 04, 1997     4
       Consolidated Statements of Cash Flow for the Three Month
       Periods Ending February 04, 1998 and February 04, 1997    5
       Notes to Financial Statements                             6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations             7

PART II OTHER INFORMATION

       SIGNATURES                                               9


                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                   Fiscal Years 1998 and 1997
             February 04, 1998 and February 04, 1997
                           (unaudited)
                                02/04/98   02/04/97
 Assets


Organization Cost                       $    0          $   0

 Total Assets                                0              0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
5,181,085 shares issued and outstanding       0            0
Additional Paid in Capital                6,451            0
Retained  Earnings (Deficit)             (6,451)          (0)
                                          ______        _______


Total Shareholders' Equity                    0              0
                                          ______        _______

Total Liabilities and
 Shareholders Equity                  $        0    $        0
                                        =========       ========






         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
                   Fiscal Years 1998 and 1997
for the three month period ending February 04, 1998 and February
                            04, 1997
                           (unaudited)


                                1998           1997
                              02/04/98       02/04/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $    1,865     $         0
Filing Fees                   $    0         $         0

Net Income/Loss for the year  $   (1,865)    $         0
                              =========      ========


         See accompanying notes to financial statements



                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
                   Fiscal Years 1998 and 1997
 for three months ended February 04, 1998 and February 04, 1997
                           (unaudited)


                                     For Three Months Ended
                                02/04/98               02/04/97

Cash Flows from Operating Activities
 Net Income                       $      (0)             0

Net Cash Provided (used) /
By Operating Activities           $  (1,865)             0


Expenses Paid by Capston          $   1,865               0

Net Increase (Decrease) in Cash         0                 0
Cash at Beginning of Period             0                 0

Cash at End of Period             $     0          $      0
                                     ========           ====














         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (A Dormant State Company)


                        February 04, 1998

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

                                   Sally A. Fonner, Acting
                                   Director &  Acting
                                   Principal Executive
                                   pending a Special Meeting of
                                   the Stockholders

                                   Dated: February 28, 1998

                                       /s/

                                   Sally A. Fonner, Acting
                                   Director & Acting
                                   Principal Executive
                                   pending a Special Meeting of
                                   the Stockholders
                                   Dated: February 28, 1998