Form 10KSB
period 1998-05-04
MARCI INTERNATIONAL IMPORTS INC
filed 1998-07-28
CIK 807904

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10K-SB

                 Commission File Number 0-15900

                MARCI INTERNATIONAL IMPORTS, INC.
         (Name of small business issuer in its charter)

          Georgia                            59-3461241
(state or other jurisdiction
 of incorporation or organization)(IRS Employer identification No.)

          1612 N. Osceola Avenue, Clearwater, Florida       33755
          (Address of principal executive offices)     (Zip Code)

          Issuer's telephone number:    (727) 443 3434

 Securities Registered under Section 12(g) of the Exchange Act:
             Common Stock, par value $.01 per share.

      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X]   No [   ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                            [   ]


      The issuer's revenues for its most recent fiscal year were $0.


     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
 Act after the distribution of securities under a plan confirmed by a court.
                                                 Yes [   ] No [X]

               DOCUMENTS INCORPORATED BY REFERENCE

                           Not Applicable.


The number of shares outstanding of the Registrant's common stock was 5,181,085 (according to the records of the transfer agent, American Stock Transfer & Trust Company) as of April, 1998. The Registrant is an inactive Registrant and there has been virtually no market for the securities of the Registrant over the last seven years.


PART I

Item 1.Description of Business

Corporate Background Information

      MARCI INTERNATIONAL IMPORTS INC. (the "Registrant") was organized in Georgia in 1980 and was formerly known as Marci Discount Imports, Inc. In November 1986, the Registrant changed its state of incorporation to Delaware and simultaneously changed its name to Marci International Imports, Inc. The Registrant's business consisted of a chain of retail import stores in Georgia, South Carolina and Alabama; they offered a wide assortment of home furnishings imported principally from the orient. The Registrant also offered domestically manufactured solid brass beds, home furnishings and gifts. The Registrant's stock is registered under Section 12(g) of the Securities Exchange Act of 1934 ("the Exchange Act"). The Registrant successfully completed an initial public offering of its Common Stock on February 19, 1987, pursuant to a Form S-1 registration statement under the Securities Act of 1933 (the "Securities Act").

       After pursuing its business for several years, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on March 16, 1989. This proceeding was filed with the U.S. Bankruptcy Court for the Northern District of Georgia and designated as Case #89-02801. On September 10, 1990, the Registrant's Chapter 11 case was voluntarily converted to a case in Chapter 7, which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Registrant's creditors. On July 14, 1995 the Registrant's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the conversion of the Registrant's Chapter 11 case to a case under Chapter 7 of the Bankruptcy Act, the Registrant has had no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September 10, 1990.

      During the pendancy of its Bankruptcy case, the Registrant did not file with the Secretary of State and pay the required fees to the State of Georgia. As a result, the Registrant's corporate charter was revoked by order of the Secretary of State of the State of Georgia on January 9, 1992. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Registrant remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations.

       On October 15, 1996, Capston Network Company, Inc. ("Capston") purchased 2000 shares of the Registrant's issued and outstanding common stock for a price of $0.10 per share in an open market transaction. Thereafter, acting in its capacity as a Stockholder of the Registrant, and without first receiving any consent, approval or authorization of any other Stockholder or former officer or director of the Registrant, Capston applied for and received a reinstatement of the Registrant's certificate of incorporation pursuant to the provisions of Section 14-3-1422(a) of the Georgia Business Corporation Code.

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



Proposed Operations


      While the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September 1990, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Registrant will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

      Capston and Ms. Fonner believes the Registrant will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Registrant will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

      If the Plan is approved by the Stockholders, the Registrant will be fully reactivated and then used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Registrant, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston and Ms. Fonner on behalf of the Registrant. Consequently, the Registrant's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Ms. Fonner and Capston have had limited experience in the proposed business of the Registrant. Although Ms. Fonner and Capston believes that the Registrant will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature.

       Capston, Ms. Fonner, legal advisers and consultants anticipate that the selection of a business opportunity for the Registrant will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

     Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston, Ms. Fonner, legal advisers and consultants anticipate that the Company will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Registrant to offset potential losses from one venture against gains from another. Moreover, due to the Registrant's lack of any meaningful financial, managerial or other resources, Capston. Ms. Fonner, legal advisers and consultants believe the Company will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.


Acquisition Opportunities

       In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition until after the completion of the acquisition occurs, and then, only in an orderly manner.

      It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Registrant may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Registrant may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Registrant would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Registrant intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Registrant and any target company.

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

      With respect to any business combination negotiations, Capston will ordinarily focus on the percentage of the Registrant which the target company's stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's current Stockholders.

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

Item 2. Description of Property

 None.


Item 3. Legal Proceedings

 None.

Item 4. Submission of matters to a vote of Security Holders

 None.

PART II

Item 5. Market for Registrant's Common Equity

There has been no active trading in the Registrant's securities for over seven years. The Registrant currently has four market makers. The latest Bloomberg listing shows the current lowest bid at $0.00 and the current highest ask is $0.21. The current symbol is MRCI. According to the most recent 1998 report from the transfer agent, American Stock and Trust Transfer, there were 355 record holders. Almost half the stock is held in street name.


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company continues to be dormant with no operations..

Financial Condition

      As a result of its 1989 Bankruptcy, the Registrant has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1990. The Company had no operations during the seven years ended May 4, 1997 and no material assets or liabilities as of May 4,1997. It is the intention of management to seek stockholder approval of a whereby the Company will be improve its structure as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. Although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.

Plan of Operations

      The Company has not engaged in any material operations or had any revenues from operations during the two preceding years. The Company's plan of operation, if approved by the stockholders, for the next twelve months is to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

       Capston intends to prepare and distribute to the Registrant's stockholders a detailed plan (the "Plan") for maximizing the current structure of the Registrant (a "public shell") for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. The Plan will be described in a detailed written proxy statement meeting the requirements of
Section 14A of the Exchange Act and Capston will not seek any business combination opportunities on behalf of the Registrant or perform any other executive functions for the Registrant until it has submitted the Plan to the Registrant's stockholders and received the requisite stockholder approvals. Notwithstanding the foregoing, Capston will continue to perform such ministerial functions as may be required to maintain the corporate existence of the Registrant and file all periodic reports required under
Section 13 of the Exchange Act.

       During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Registrant in good standing, preparing and distributing to stockholders a proxy statement relating to the proposed Plan, and the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Registrant. Because the Registrant has not identified any potential venture as of the date of this Annual Report on Form 10-K, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Registrant than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report on Form 10-K, the Registrant has not begun seeking any acquisition.

      Management anticipates that Capston, will advance up to $25,000 in expenses associated with the preparation of the proxy statement relating to the Plan, the printing and distribution of such proxy statement to the stockholders and the holding of a special meeting of the stockholders for purposes of considering the Plan. Management also anticipates that Capston may advance minor administrative expenses up to approximately $5,000 for legal, accounting and transfer agent's fees and expenses. In the event that additional funding is required in order to maintain the Registrant in good standing and/or to review or investigate any potential merger or acquisition candidate, the Registrant may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

Item 7. Financial Statements.

For  the  information called for by this Item, see the  Financial
Statements attached.

Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

The Registrant's financial statements for the years ended May 1, 1988 were audited by the firm of Laventhol & Horath, Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements between 1989 and 1997. In connection with the restoration of the Registrant's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet as of September 10, 1990 and for each of the intervening years during the period from Septmber 10, 1990 through May 4, 1997, and to serve as the Registrant's auditor in the future. During the fiscal years ended 1989, and the subsequent interim period preceding the appointment of Want & Ender, Certified Public Accountants, there were no reportable disagreements between the Registrant and the firm of Laventhol & Horath Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Want & Ender audited the Registrant's financial statements for the year ended May 4, 1998.

PART III

Item 9. Directors and Executive Officers of the Registrant

     Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, has assumed the duties of President, Secretary, Treasurer and Sole Director of the Registrant pending a Special Meeting of the Stockholders which is intended to be scheduled in June 1998. At that Meeting, Ms. Fonner intends to seek election for a term of office that is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management.

Item 10. Executive Compensation.

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

Item 11. Security Ownership of Certain Beneficial Owners and
Management

     There were 5,181,085 shares of the Registrant's Common Stock issued and outstanding on April 10, 1989 and Capston believes there were no stock issuance subsequent to that date. The following table presents certain information regarding the beneficial ownership of the Registrant's common stock by (i) each person known by the Capston to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Registrant's directors, and (iii) all directors and officers as a group.
          y
   Name of               Amount and Nature of        Percent
Beneficial Owner (1)     Beneficial Ownership        of Class

Stanley Adkins              1,982,647                  38.3%
One Marci Drive
Social Circle, GA 30279

Capston Network Company         2,000               .000386%
1612 N. Osceola Avenue
Clearwater, Florida 33755

All Officers & Directors
as a Group (one person)         2,000               .000386%

(1)Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares.

The Company knows of no arrangements that will result in a change in control at a date after this Annual Report on Form 10-KSB, however, the Issuer's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston in the event that the plan of reorganization described therein is approved by the Stockholders.

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

Item 12. Certain Relationships and Related Transactions

No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year or.is indebted to the Registrant.

Item 13. Exhibits - Financial Statement Schedules and Reports.

Financial statements filed with this report:

     Consolidated Balance Sheet as of  May 4, 1998 and May 4,
1997
     Consolidated Statements of Operations for the years ending May 4, 1998 and May 4, 1997
     Consolidated Statement of Changes in Shareholder's Equity/(Deficit) for the years ended May 4, 1998 and May 4, 1997
     Consolidated Statements of Cash Flows for the years ending May 4, 1998 and May 4, 1997

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

Date :________           By___________/S/__________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer
WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS                 East 28th Street, 6th Floor
                                             New York, NY 10016
MARTIN ENDER. CPA                            Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                         Fax (212) 684-5433


                  Independent Auditor's Report


To the Shareholders and Board of Directors
MARCI INTERNATIONAL IMPORTS, INC.


We have audited the accompanying balance sheet of MARCI INTERNATIONAL IMPORTS, INC. (A Dormant State Registrant) at May 4, 1998 and May 4, 1997 and the related consolidated statements of operations, changes in shareholders equity/(deficit), and cash flows for each of the two years for the period ended May 4, 1998 and May 4, 1997. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARCI INTERNATIONAL IMPORTS, INC. (A Dormant State Registrant) at May 4, 1998 and May 4, 1997 and the consolidated results of its operations and its cash flows for each of the two years for the period ended May 4, 1998 and May 4, 1997 in conformity with generally accepted accounting principles.

 /s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY
May 27, 1998

                MARCI INTERNATIONAL IMPORTS, INC.
                  (A Dormant State Registrant)

                   Consolidated Balance Sheet
                   May 4, 1998 and May 4, 1997*

                                1998       1997
 Assets


Organization Cost                  0         0

 Total Assets                      0         0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at
 $.01 per share;
20,000,000 shares
 authorized of common stock;
5,181,085 shares
issued and outstanding               0        0
Paid in Capital                  9,705      591
Retained Earnings (Deficit)     (  591)    (591)
Net Income/Loss for the Year    (9,114)       0
                                ______    _____


Total Shareholders' Equity         0         0
                               ______ _____

Total Liabilities and
 Shareholders Equity          $    0    $    0
                              =========   ========



* year end is base on 52 weeks

         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                  (a Dormant State Registrant)

              Consolidated Statements of Operations
       for the years ending May 4, 1998  and May 4, 1997 *



                                 1998         1997
                               Current year  05-04-97
                              ____________   ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $9,114         $ 346
Filing Fees                   $              $ 245

Net Income/Loss for the year  $ (9,114)      $(591)
                              =========      ========

* year end is base on 52 weeks

                MARCI INTERNATIONAL IMPORTS, INC.
                  (a Dormant State Registrant)

       Consolidated Statement of Changes in Shareholder's
                        Equity/(Deficit)
         for the years ended May 4, 1998 and May 4, 1997


                            1998         1997
                            05-04       05-04

Common Stock
(5,181,085 shares issued
& outstanding)            $   0          $  0
Additional Paid in Capital    9,705       591

Balance May 4, 1997*          (591)     (591)


Net Income/(loss) for the year       $(9,114)          (591)

Balance May 4, 1998*                   $   0            $ 0


* year end is base on 52 weeks










         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                  (A Dormant State Registrant)


              Consolidated Statements of Cash Flows
        for the years ending May 4, 1998 and May 4, 1997





                              Current Year        1997
                              05-04-98 05-04-97

Cash Flows from Operating Activities
 Net Income                         $ (9,114)     $    (591)

Net Cash Provided (used) /
By Operating Activities           0       0


Expenses Paid by Capston        9,114    591

Net Increase (Decrease) in Cash    0       0
Cash at Beginning of Period        0       0

Cash at End of Period         $    0    $  0
                              ======== =======


* year end is base on 52 weeks











         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS INC.
                  (A Dormant State Registrant)

                           May 4, 1997

Note 1. HISTORY OF THE REGISTRANT

MARCI INTERNATIONAL IMPORTS INC. (the"Registrant") was organized in Georgia in 1980 and was formerly known as Marci Discount Imports, Inc. In November 1986, the Registrant changed its state of incorporation to Delaware and simultaneously changed its name to Marci International Imports, Inc. Then immediately re-merged back into Georgia. The Registrant's business consisted of a chain of retail import stores in Georgia, South Carolina and Alabama; they offered a wide assortment of home furnishings imported principally from the orient. The Registrant also offered domestically manufactured solid brass beds, home furnishings and gifts. The Registrant successfully completed an initial public offering of its Common Stock on February 19, 1987 and in connection with an application to list its Common Stock on the NASDAQ system, the Registrant also registered its Common Stock pursuant to Section 12(g) of the Securities Act of 1934 (the "Securities Act").

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

Note 2. PAID IN CAPITAL

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