Form 10QSB
period 1998-08-05
MARCI INTERNATIONAL IMPORTS INC
filed 1998-10-06
CIK 807904

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended August 05, 1998
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-15900

                MARCI INTERNATIONAL IMPORTS, INC.
       (Exact name of Issuer as specified in its charter)
           Georgia                          59-3461241
other jurisdiction of                     (I.R.S.Employer
incorporation or organization)           Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (727) 443-3434
        (Issuer's telephone number, including area code)

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

     Title of Each Class           Outstanding at August 05, 1998

Common Stock, $0.01 Par Value             5,181,085 Shares
                                    Subject to reversal 18 to 1
                                   See ITEM 4. & Financial Notes

                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of August 05, 1998 and
       August 05, 1997                  3
       Consolidated Statements of Operations for the Three Month
       Periods ending August 05,1998 and August 05, 1997       4
       Consolidated Statements of Cash Flow for the Three Month
       Periods Ending August 05, 1998 and August 05, 1997       5
       Notes to Financial Statements       6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations       7

PART II
       OTHER INFORMATION                                       10
       SIGNATURES                                              11
                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                   Fiscal Years 1998 and 1997
               August 05, 1998 and August 05, 1997
                           (unaudited)
                                08/05/98      08/05/97
 Assets


Organization Cost             $    0         $       0

 Total Assets                      0                 0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
5,181,085 shares issued and outstanding       0       0
Additional Paid in Capital               45,220   1,561
Retained  Earnings (Deficit)             (9,144)      0
Net Income/Loss For Quarter             (36,106) (1,561)
                                         ______   _______


Total Shareholders' Equity                    0        0
                                          ______     _______

Total Liabilities and Shareholders Equity   $ 0       $0
                                      =========       ========






         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
                   Fiscal Years 1998 and 1997
for the three month period ending August 05, 1998 and August 05,
                              1997
                           (unaudited)


                                1998            1997
                              08/05/98       08/05/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $  36,106      $   1,561
Filing Fees                   $    0         $         0

Net Income/Loss for the quarter  $ (36,106)  $  (1,561)
                              =========      ========


         See accompanying notes to financial statements



                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
                   Fiscal Years 1998 and 1997
   for three months ended August 05, 1998 and August 05, 1997
                           (unaudited)


                                           For Three Months Ended
                                08-05-98
08-05-97

Cash Flows from Operating Activities
 Net Income                       $  (36,106)      (1,561)
Net Cash Provided (used) /
By Operating Activities
$          0
0


Expenses Paid by Capston                                        $
36,106                                          1,561
Net Increase (Decrease) in Cash         0
0
Cash at Beginning of Period             0
0

Cash at End of Period             $     0          $   0
                                   ========         ====














         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (A Dormant State Company)


                         August 05, 1998

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

Capston is currently not entitled to reimbursement for any expenses incurred by it on behalf of the Registrant. However, because Sally Fonner is both the President of MARCI INTERNATIONAL IMPORTS, INC. and Capston, prior Staff Accounting Bulletins required under generally accepted accounting principals the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep MARCI INTERNATIONAL IMPORTS, INC. current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $75,000 in out-of-pockets costs.


Note 4. As of the July 25, 1998, the stockholders appproved a reverse split of 18 to 1, this with the approved compensation to Capston, has resulted in 600,000 shares of common stock technically outstanding. For administrative reasons, management has currently elected to delay the actual reversal of shares outstanding and the issuance of Capston's shares.
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      As a result of its 1990 Bankruptcy, the Registrant has no assets, liabilities, or ongoing operations and has not engaged in any business activities since it's filings. The Registrant had no operations during the eight years ended August, 1998 and no material assets or liabilities as of August 5, 1998. Management received stockholder approval of a plan whereby the Registrant began operating as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. There can be no assurance that management will be successful in its efforts to negotiate such a transaction.


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

     The Registrant prepared and distributed to the stockholders a detailed plan of reorganization (the "Plan") whereby the Company's operation will be as a " public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.
      During the next twelve months, the Registrant's only foreseeable cash requirements will relate to maintaining the Registrant in good standing, preparing and distributing to stockholders a proxy statement relating to the proposed Plan, and the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Registrant. Because the Registrant has not identified any potential venture as of the date of this Quarterly Report on Form 10-QSB, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Registrant than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report on Form 10-QSB, the Registrant has begun seeking an acquisition.
     Management anticipates that Capston may advance minor administrative expenses up to approximately another $40,000 for legal, accounting and transfer agent's fees and expenses. In the event that additional funding is required in order to maintain the Registrant in good standing and/or to review or investigate any potential merger or acquisition candidate, the Registrant may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The    specific   matters   considered   by    the
          Shareholders and approved in their entirety as of July 25, 1998 were:

          1. To ratify the actions of Capston and Ms. Fonner in (i) effecting a reinstatement of the Company's Certificate of Incorporation and (ii) filing the reports and other documents necessary to bring the Company current with respect to its reporting obligations under the Securities Exchange Act of 1934;

          2. To amend the Company's by-laws to authorize the election of a single-member Board of Directors to serve until the total shareholders' equity of the Company exceeds the sum of $100,000;

          3. To elect Sally A. Fonner, the president of Capston, to serve as the sole member of the Board of Directors until the completion of a business combination transaction of the type contemplated by the Plan;

          4. To consider and vote upon proposed Amendments to the Company's Certificate of Incorporation that will:

          (a) Effect a reverse split of all issued and outstanding shares of Common Stock in the ratio of 1 share of new Common Stock for each 18 shares presently outstanding so that immediately thereafter the Company will have approximately 300,000 shares of Common Stock issued and outstanding;

          (b) Increase the authorized Common Stock of the Company to 25,000,000 shares;

          (c) Increase the authorized Preferred Stock of the Company to 5,000,000 shares; and

          (d) Authorize the Board of Directors to change the Company's name without additional Stockholder approval in connection with a business combination of the type contemplated by the Plan;

          5. To consider and vote upon a proposal to issue approximately 300,000 shares of Common Stock to Ms. Fonner and other persons designated by Capston as compensation for services rendered and to be rendered in connection with the development of the Plan and the management of the Company pending completion of the business combination

          6. To consider and vote upon a proposal that will give the Board of Directors authority to pay an in-kind Finder's Fee to unrelated third party finders who introduce the Company to a suitable acquisition prospect;

          7. To consider and vote upon a proposal that will give the Board of Directors discretionary authority to issue an indeterminate number of shares of Common Stock to unrelated third parties, all without additional Stockholder approval, in connection with a business combination transaction;

          8. To consider and vote upon a proposal to adopt an Incentive Stock Plan for the Company; and

          9. To consider and vote upon any other matters that may properly come before the meeting.


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


                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: August 05, 1998



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: August 05, 1998