Form 10QSB
period 1998-11-05
MARCI INTERNATIONAL IMPORTS INC
filed 1998-12-18
CIK 807904

Form 10-QSB - Page-
                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended November 6, 1998
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class          Outstanding at November 6, 1998

Common Stock, $0.01 Par Value             5,181,085 Shares
                                    Subject to reversal 18 to 1
                                   See ITEM 4. & Financial Notes

                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of November 6, 1998
       and November 6, 1997                                  3
       Consolidated Statements of Operations for the Six
       Month Periods ending
       November 6,1998 and November 6, 1997                  4
       Consolidated Statements of Cash Flow for the Six
       Month
       Periods Ending November 6, 1998 and November 6, 1997  5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operation          7

PART II                                               OTHER INFORMATION    10
       SIGNATURES                                            11
                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                   Fiscal Years 1998 and 1997
              November 6, 1998 and November 6, 1997
                           (unaudited)
                                11/06/98      11/06/97
 Assets


Organization Cost             $    0         $       0

 Total Assets                      0                 0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
5,181,085 shares issued and outstanding            0   0
Additional Paid in Capital      46,720            438
Retained  Earnings (Deficit)   (45,720)            0
Net Income/Loss For Quarter      (1,000)          (438)
                                ______            _______


Total Shareholders' Equity          0                0
                                ______            _______

Total Liabilities and Shareholders Equity     $      0 $
0
                              =========           ========






         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
                   Fiscal Years 1998 and 1997
for the Six month period ending November 6, 1998 and November 6,
                              1997
                           (unaudited)


                                1998            1997
                              11/06/98       11/06/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $  1,000       $    438
Filing Fees                   $    0         $         0

Net Income/Loss for the quarter  $ (1,000)   $  ( 438)
                              =========      ========


         See accompanying notes to financial statements



                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
                   Fiscal Years 1998 and 1997
   for Six months ended November 6, 1998 and November 6, 1997
                           (unaudited)


                                           For Six Months Ended
                                11-06-98
11-06-97

Cash Flows from Operating Activities
 Net Income                      $  (1,000)            (438)
Net Cash Provided (used) /
By Operating Activities          $  1,000


Expenses Paid by Capston         $  1,000
438
Net Increase (Decrease) in Cash         0                   0
Cash at Beginning of Period             0
0

Cash at End of Period             $     0          $   0
                                   ========         ====














         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (A Dormant State Company)


                        November 6, 1998

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


                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: November 6, 1998



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: November 6, 1998