Form 10QSB
period 1999-02-06
MARCI INTERNATIONAL IMPORTS INC
filed 1999-03-16
CIK 807904

Form 10-QSB - Page-
                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended February 06, 1999
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class          Outstanding at February 06, 1999

Common Stock, $0.01 Par Value             5,181,085 Shares

                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                            PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of February 06, 1999
       and February 04, 1998                            3
       Consolidated Statements of Operations for the Nine Month Periods ending February 06,1999 and February
       04, 1998                                         4
       Consolidated Statements of Cash Flow for the Nine Month Periods Ending February 06, 1999 and February
       04, 1998                                         5
       Notes to Financial Statements                    6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations    7

PART II                                          OTHER INFORMATION
9
       SIGNATURES                                       9
                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                   Fiscal Years 1999 and 1998
             February 06, 1999 and February 04, 1998
                           (unaudited)

                                   02/06/99    02/04/98
 Assets


Organization Cost                $    0        $ 0

 Total Assets                         0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
5,181,085 shares issued and outstanding       0        0
Additional Paid in Capital         48,912    6,451
Retained  Earnings (Deficit)      (46,720) (4,586)
Net Income/Loss For Quarter        (2,192)   (1,865)

                                   _______   _______


Total Shareholders' Equity            0           0
                                   _______   _______

Total Liabilities and
Shareholders Equity                $  0        $  0
                                   =========      ========






         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
                   Fiscal Years 1999 and 1998
                for the Nine month period ending
             February 06, 1999 and February 04, 1998
                           (unaudited)

                              02/06/99       02/04/98
                              _______        ________

Revenues                      $    0         $   0

Expenses

Administrative Expenses       $2,192         $1,865

Net Income/Loss for the year  $(2,192)       $(1,865)
                              =========      ========


         See accompanying notes to financial statements



                MARCI INTERNATIONAL IMPORTS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
                   Fiscal Years 1999 and 1998
                      for Nine months ended
             February 06, 1999 and February 04, 1998
                           (unaudited)


For Nine Months Ended             2/06/99  02/04/98

Cash Flows from
Operating Activities

  Net Income                     $ 2,192$(1,865)

Net Cash Provided (used) /
By Operating Activities                 0       0


Expenses Paid by Capston            2,192   1,865

Net Increase (Decrease) in Cash         0       0
Cash at Beginning of Period             0       0

Cash at End of Period             $     0   $   0
                                    ======= =======














         See accompanying notes to financial statements

                MARCI INTERNATIONAL IMPORTS, INC.
                    (A Dormant State Company)


                        February 06, 1999

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

     The Registrant prepared and distributed to the stockholders a detailed plan of reorganization (the "Plan") whereby the Company's operation will be as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.
      During the next twelve months, the Registrant's only foreseeable cash requirements will relate to maintaining the Registrant in good standing and the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Registrant. Because the Registrant has not identified any potential venture as of the date of this Quarterly Report on Form 10-QSB, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Registrant than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report on Form 10-QSB, the Registrant has begun seeking an acquisition.
     Management anticipates that Capston may advance minor administrative expenses up to approximately another $40,000 for legal, accounting and transfer agent's fees and expenses. In the event that additional funding is required in order to maintain the Registrant in good standing and/or to review or investigate any potential merger or acquisition candidate, the Registrant may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       NONE

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A.Exhibits                 None
       B. Reports on Form 8-K      None



                           SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   MARCI INTERNATIONAL IMPORTS
                                   INC.



                                   ______________________________
                                   _____
                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: February 6, 1999



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: February 6, 1999