Form 10KSB
period 1999-05-04
FAB GLOBAL INC
filed 2000-02-08
CIK 807904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB


      --------------------------------------------------------------------

                         Commission File Number 0-15900

                                FAB Global, Inc.
                 (Name of small business issuer in its charter)
                        For Fiscal Year Ended May 4, 1999

                    Georgia                               59-3461241
          (state or other jurisdiction                  (IRS Employer
       of incorporation or organization)             identification No.)

           42 Broadway, Suite 1101
      P.O. Box 1887, Bowling Green Station
             New York, New York                              10004
       (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (917) 320-4800

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

          Yes [X] No [_]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          [X]

     The issuer's revenues for its most recent fiscal year were $0.

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

     The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "Commission") are incorporated by reference into Annual Report on Form 10-KSB by reference and shall be deemed to be a part thereof:

     Current Report on Form 8-K dated April 20, 1999 Current Report on Form 8-K dated February 7, 2000

     All amendments to such Current Reports on Form 8-K that are subsequently filed by the Company pursuant to Section 13(a), 13(c), 14 and 15(d) of the Exchange Act.

     The number of shares outstanding of the Registrant's common stock was 1,320,000 (according to the records of the transfer agent, American Stock Transfer & Trust Company) as of May 5, 1999, and 7,150,000 as of the date of this Annual Report on Form 10-KSB. The Company's Common Stock is listed for trading on the NASD's Over the Counter Electronic Bulletin Board under the symbol FABVE.

PART I

Item 1 Description of Business

Corporate Background Information

     FAB Global Inc. (the "Company") is a Georgia corporation formerly known as Marci International Imports, Inc. Marci conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, Marci also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of a 1989 bankruptcy proceeding, Marci became an inactive shell that had with no material assets, liabilities or business activities. Marci remained inactive until June 1998 when its stockholders approved a plan of reorganization proposed by Capston Network Company of Clearwater, Florida ("Capston"). This plan of reorganization authorized Capston to seek a suitable business combination opportunity for the Company, authorized a series of changes in the Company's corporate structure, and provided for stock-based compensation to Capston and others for services rendered and to be rendered in connection with the implementation of the plan of reorganization. Capston began actively seeking a business opportunity for the Company in the summer of 1998. After investigating a number of potential opportunities, Capston negotiated a business combination transaction (the "Transaction") with FAB Capital Corporation, an Idaho corporation ("FAB Capital") and Western Union Leasing Ltd., a trust organized under the laws of the United Kingdom ("Western"). Pursuant to the terms of a written agreement dated April 5, 1999, FAB Capital and Western agreed to transfer certain assets to the Company solely in exchange for newly issued shares of the Company's common stock.

     In the winter of 1999, it became evident that FAB Capital and Western were incapable of fully performing all of their obligations under the agreements relating to the original reorganization transaction. After carefully reviewing the relevant facts, the board of directors of the Company, the board of directors of FAB Capital and the trustee of Western concluded that reformation of original reorganization transaction would likely prove unduly complex, burdensome and expensive. They also jointly concluded that such a reformation would not give the Company's stockholders the value that was contemplated by the original reorganization transaction. Accordingly, the board of directors of the Company, the board of directors of FAB Capital and the trustee of Western jointly agreed in late January of 2000 to rescind the original reorganization transaction in its entirety. In connection therewith, FAB Capital and Western returned an aggregate of 11,400,000 shares of common stock to the Company for cancellation.

     In  connection  with the  decision to rescind the  original  reorganization transaction, certain former officers of FAB Capital proposed an alternative business combination (the "New Transaction"), which would permit the Company to continue in business as a diversified financial services holding company. After evaluating the proposal, the board of directors of the Company agreed to issue 5,830,000 shares of the Company's common stock to Wavecount, Inc. ("Wavecount"), a privately-held financial services holding company, in exchange for substantially all of the operating assets of Wavecount. The operating assets transferred to the Company in connection with the New Transaction include:

1. Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements. DSGI is now 100% by owned Wavecount, although the approval of the acquisition by the National Association of Securities Dealers, Inc. ("NASD") pursuant to its rules is still pending. Such approval is reasonably expected in due course.

2.   Wavecount  Futures,  Inc.   ("Futures"),   an  Introducing  Futures  Broker
     registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission (CFTC);

3. Wavecount Asset Management, Inc. ("WAM"), an investment manager that has applied for Registration as an Registered Investment Advisor (RIA). WAM has an association with Jordan Advisory, a minority owned RIA, which manages approximately $800 million. Jordan as a sub-advisor for Fixed Income assets will list WAM as soon as its registration is effective.

4. A 49% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. Along with Murray Lee, the 51% Navajo majority partner, Wavecount established NAFSCO as the first Native American financial services company resident on a Native American reservation.

5. B&S Portfolio Management, GmbH ("B&S"), a registered securities broker located in Munich, Germany which also operates as an asset management firm and investment advisor. Wavecount has signed a letter of intent to acquire B&S in exchange for 200,000 newly issued shares of the Company's common stock and it is anticipated that this transaction will close on or before April 30, 2000.

6.   300,000 shares of King's Road Entertainment, Inc. (OTCBB: KREN);

7.   250,000 shares of Chariot International Holdings, Inc. (OTCBB: CHIH);

8.   250,000 shares of Immediate Entertainment Group, Inc, (OTCBB: IEGPE).

     As a result of the New Transaction, it is anticipated that the Company's name will be changed to Dupont Direct Financial Holdings, Inc., and a new slate of directors and executive officers will be appointed.

     Prior to April 5, 1999, the Company had no material assets, liabilities or business operations. In substance, the Company was a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the original reorganization transaction, the Company had certain contract rights as of May 5, 1999, the end of its most recent fiscal year. Since the original reorganization transaction was subsequently rescinded as a result of the failure of performance by FAB Capital and Western, this Annual Report on Form 10-KSB will treat the Company as a publicly held shell until the date of the New Transaction.

     Unless otherwise noted, the discussion of historical events in this Annual Report on Form 10-KSB relates to the operations of the Company prior to the consummation of the New Transaction. Similarly, forward-looking discussions relate to the ongoing business of the Company after the rescission of the original reorganization transaction and the implementation of the New Transaction.

Business of the Company after New Transaction

     The Company is a holding company that conducts its business activities through five subsidiaries. The main business lines center around Fixed Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. As a specialty, we have focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. We expect to use our website for on-line sales to supplement our person-to-person investment business.

Expected Growth in Demand for Fixed Income Products

     Our mission is to provide high quality service in fixed income brokerage, funding, asset management and advisory to Institutions, individuals and Native American Nations. We believe Fixed Income products will soon enjoy a renaissance of investor interest for several reasons.

     First, the recent rise in interest rates foretells the resurgence of Fixed Income products. Not only have Government bond rates risen but corporate and Federal Agency bonds have seen greater rises in interest rates as the economies of Europe and Japan have recovered along with Oil prices. Inflation indicators have been rising for over a year. When interest rates on investment grade securities approach 8%, investor interest rises.

     Second, in the next few years, Baby Boomers will begin to cash in their stock market profits as they retire. Their need for predictable income will increase and that increases demand for Fixed Income products, not only directly but also through mutual funds and annuities.

     Third, since Social Security taxes (FICA) have been counted with general government revenues, the budget balancing effects will reverse as Baby Boomers retire, and begin to pull money out of the Social Security System. More attractive interest rates will result.

     Fourth, the rise in the stock market has gone on for so long, bonds were often forgotten by investors. But, except for tech stocks, rising rates and retirement needs will flatten out the stock market rise and bonds will again be competitive investments. Even now, the broad market and most equity mutual funds have failed to keep pace with the headline tech stocks and bonds are already competitive in most cases. The Lipper Mutual Fund averages for December 9, 1999, and Index calculations, as reported in Barron's show the following:

Mutual Funds
   U.S. Equity Funds: Range from -8% for Real Estate to +107% for Technology Average General Equity Fund: +19%

Returns by Industry Group
   Basic Materials: +20%
   Consumer Cyclical +15%
   Consumer Non Cyclical: -5%
   Energy: +14%
   Financial: +3%
   Industrial: -1%

Indexes without Dividend Reinvestment
(Reinvestment adds about 1%) Year to Date
   Dow Industrials: +21%
   S&P 500: +15%
   NYSE Composite: +7%
   Russell 2000: +10%
   Wilshire 5000: +17%
   S&P Transports: -10%
   S&P Utilities:: -16%
   Technology: +49%

     These are important results for Bond Dealers: Without the upward pull of technology stocks most indexes and funds have reverted to the historic stock market returns. We believe individuals will be buying bonds from our salesmen and website as easily as they today buy stocks on the Internet.

     Securities Brokerage--One of the Company's wholly owned subsidiaries, Dupont Securities Group, Inc. ("DSGI"), is securities broker-dealer that provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank of New York. DSGI trades with these large accounts by way of a guaranty letter provided by Schroder, Inc. and First Montauk Securities. Corp.(FMFK). DSGI clears through Schroder and FMFK. Through Schroder, DSGI arranges Repurchase Agreement (Repo) financing for customers at competitive rates. Shortly, we will be able to provide Execution and Repo services in multiple currencies.

     DSGI also specializes in providing Fixed Income execution services to small dealers without their own bond desks or by providing expertise to other bond traders in specialized securities. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has begun to establish alliances with other dealers, starting with its clearing partner, FMFK, which has over 400 salesmen.

     DSGI is a member of the NASD operating under Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, regular transactional brokerage services. DSGI has registered as an Insurance Agency, in order to provide retail clients the opportunity to purchase insurance wrapped investment products such as annuities. DSGI can also provides execution in Equities and is currently a NASDAQ market maker in several Over The Counter (OTC) stocks.

Internet Based Trading and Account Services

     Through Schroder, DSGI will shortly be able to provide Internet access to accounts trade execution and market information for retail clients. We see this as a significant growth area for our Fixed Income business. (Customers will also be able to electronically trade stocks). The service will be available through DSGI's website under the name DupontDirect.com. Via a hot link to Schroder, clients will be able to open accounts, receive market information, execute trades and see the status of their account.

     In preparation for this, and to provide links to DSGI's site, Wavecount has transferred the following investment related Internet domain names to the
Company:

Fixed Income Securities:
   USTreasuryzerocoupons.com
   USTreasurybond.com
   Mortgagebackedbonds.com
   InterestIncome.com
   InterestIncome.net
   USTreasurystrips.com
   Municipalbondmarket.com
   Eurocurrencybonds.com
   Yankeebond.com

Mutual Funds:
   Mutualfundinvestments.net
   Noloadmutualfunds.net
   Loadmutualfunds.com
   Openendmutualfunds.com

Equities and Options:
   OTCmarketmaker.com
   OTCequitytrading.com
   Americandepositoryreceipts.com
   RegulationD.com
   OTCoptionstrading.com

Retirement Planning:
   401Kpensionplan.com
   Lifeinsuranceannuity.com
   VariableAnnuity.com

Derivatives:
   Oilderivatives.com
   Crudeoilproducts.com
   Weatherriskhedging.com
   Financialswaps.com

     Fixed Income and Market Research--DSGI in concert with WAM will provide market analysis that focuses fixed income products, macroeconomic trends and technical analysis of Bond and Currency markets.

     Asset Management - Wavecount Asset Management has two unique proprietary products. First, it has developed an advisor selection process designed to analyze the returns generated by professional money managers in a variety of investment products, particularly fixed income, currencies, commodities and stock indices. Through this process, WAM can provide investors with portfolios of advisors meeting desired investment performance characteristics for return and risk. Second, WAM has a zero-coupon based yield enhancement program, based solely on U.S. Government guaranteed zero coupon bonds that is may improve yield on a fixed income portfolio by about 2 percent. In the world of bonds yielding single digit returns, this is a huge increase in performance for a bond portfolio.

     Through its association with NAFSCO and Jordan Advisors, WAM is being considered for management of funds held by Native American Nations.

     Native American Financial Services - We consider one of our main focuses of growth to be developing and strengthening our relations with Native Americans. For a variety of reasons, Native American Nations have had little access to the capital markets. As a result they have not been able to raise the funds needed to raise levels of employment and self-sufficiency by seeding and supporting entrepreneurial activity on reservations or attracting outside business to the reservation.

     However, in recent years, with changes in Bureau of Indian Affairs regulations, tribes are taking more control of Trust funds and revenue streams, not only from well-known casino activity, but also from funds previously managed in Washington and revenue from mineral resources. In many ways, these are Developing Nations with a need to increase skills in evaluating business proposals, selecting advisors, training entrepreneurs, funding business loans and industrial parks. Fixed Income expertise is particularly important for fund raising for these projects. Very few American Indian bond issues have been sold, and almost none have been publicly traded. We are experts at structuring Fixed Income issues. In some cases, these Nations can issue tax-exempt municipal bonds, which we believe wealthy investors will find appealing when they can be structured for safety and above normal yields.

     Through our ownership of a minority interest in NAFSCO, we have enjoyed some degree of success with Native American Nations. Wavecount presented a seminar in bond financing and business plan evaluation to the Senior Government Officials of The Navajo Nation, the largest tribe in America. NAFSCO has been selected to manage a Business Development Program, including training, loan guarantees and business proposal evaluation leading to bond issuance for Industrial and Business Development.

     Through its relationship to Charles Jordan, NAFSCO will receive commission dollars from managers investing Tribal Trust funds. In addition, NAFSCO itself is being considered as a manager of those funds with the assistance of WAM and Jordan Advisors. The Navajo Nation has about $1.7 billion in funds under management. NAFSCO is the only Navajo preference financial services company. In connection with providing a full investment service to Native Americans, Wavecount owns the following Web Domain names:

   Navajosecurities.com
   NavajoNationsecurities.com
   MashantucketPequotNation.com
   EasternPequotNation.com
   PequotNation.com
   Pequotsecurities.com

     Derivative Brokerage--Wavecount Futures has been organized to supplement DSGI's institutional or retail fixed income or equity index product line. Since many investment products are derivative, an ability to provide access to futures enhances the trade ideas that generate cash market bond business. Through "Futures", the company can offer hedging or swap related fixed income ideas. In addition, through its association with TGCM, a registered CTA, Futures will provide investment ideas in derivatives related to Fixed Income, currencies and Equity Indices. Through its association with Alaron Trading, clearing through E.D.F. Man, one of the largest futures brokers in the world, "Futures" can provide on-line trading and account opening.

     Investment Banking--DSGI limits its investment banking activities to companies in which it has, through the experience of its senior staff, an in depth understanding of a particular company's business or an investment.

     Principal Trading and Investments--The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise or ownership.

     Through our five operating units, the Company intends to provide a full range of Fixed Income investment services to sophisticated individual and institutional investors. Each of our senior managers has over 20 years of investment experience, particularly Fixed Income. We have established a clientele of institutional investors and individual investors who require a wide variety of analytical and brokerage services, and demand hands-on trading and order execution capabilities that are not generally available through similar sized competitive firms in the securities brokerage, commodities brokerage and investment banking industries. In particular, we have developed unique niche with Native American Nations in advising on funding, business development, money management and brokerage services.

Certain Important Risk Factors.

     We have a limited operating history and we may incur losses as our business expands. We have a limited operating history upon which to evaluate the merits of investing in our common stock. Our prospects are subject to the risks, expenses and uncertainties encountered by companies in financial markets. These risks include the failure to continue to develop and extend our brokerage and on-line service capabilities, the rejection of our services by potential clients, increased competition and the ability to attract, retain and motivate qualified personnel. In particular, Native American Nations are sovereign and political considerations within those Governments or changes in Federal
Government policies may inhibit our growth. We may not be successful in addressing such risks, and our business and financial condition could suffer. Our prospects are also subject to the risks encountered by companies in the investment banking business. Our limited operating history and the uncertain nature of the markets we address make it difficult or impossible to predict future results of operations. Therefore, recent performance should not be an indicator of the rate of revenue growth, if any, we can expect in the future.

     We may incur losses and liabilities in the course of business that could prove costly to defend or resolve. The brokerage and investment banking business involves significant economic risks. Brokerage and investment banking firms face significant legal risks in the U.S., and the volume and amount of damages claimed in lawsuits against financial intermediaries are increasing. These risks include potential liability under federal and state securities and other laws for allegedly false or misleading statements made in connection with securities offerings and other transactions. We also face the possibility that customers or others will claim that we improperly failed to apprise them of applicable risks or that they were not authorized or permitted under applicable corporate or regulatory requirements to enter into transactions with us and that their obligations to us are not enforceable. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or a regulatory action against us could have a material adverse financial effect on us.

     Our retail brokerage and investment banking groups currently focus on raising capital from traditional institutional and venture capital sources and strategic investors. There is no guaranty these sources of funds will support our clients or projects. Failure of our proposed European affiliates may impair our ability to establish additional offices in the future. We may not be able to expand our business internationally, and if we do, we face risks relating to international operations and regulations.

     A component of our strategy is our planned increase in efforts to attract more institutional customers and strategic affiliations with other broker-dealers to increase our Fixed Income business. We cannot assure you that we will be able to successfully market our services and products in domestic or international markets. In addition, in doing business in international markets or with Sovereign American Indian Nations, we face risks, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing such operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, issues of sovereignty as they affect contract enforcement, seasonal reductions in business activity during the summer months and potentially adverse tax consequences, any of which could adversely impact our operations.

     We may not be able to keep up in a cost-effective way with rapid technological change. The financial services industry is characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements and evolving industry standards. Our future success will depend, in part, on our ability to acquire technologies and enhance our existing services and products. We must also add new services and products that address the increasingly sophisticated and varied needs of our customers and prospective customers. We must respond to technological advances and evolving industry standards and practices on a timely and cost-effective basis. We are particularly dependent on our clearing Brokers, Schroder, Inc. and First Montauk, to develop these technologies and make them available to us. The development and enhancement of services and products entails significant technical and financial risks. We may not (1) effectively use new technologies,
(2) adapt services and products to evolving industry standards or (3) develop, introduce and market service and product enhancements or new services and products. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, and our new service and product enhancements may not achieve market acceptance. If we encounter these problems, our business, financial condition and operating results will be materially adversely affected.

     Periods of declining prices, inactivity or uncertainty in the public or private bond or equity markets may adversely affect our revenues. Our revenues are likely to be lower during periods of declining prices or securities market inactivity in the sectors on which we focus. The public markets have historically experienced significant volatility not only in the number and size of offerings, but also in the secondary market trading volume and prices of newly issued securities. This recent activity may not sustain its current levels. Activity in the private equity markets frequently reflects the trends in the public markets. As a result, our revenues from private capital raising activity may also be adversely affected during periods of declining prices or inactivity in the public markets.

     The growth in our revenues will depend largely on a significant increase in the number and size of transactions by institutional and individuals for our products. Financing activity, particularly by Native American Nations, may not increase for a number of reasons. Demand for Fixed Income products may not grow as expected due to market uncertainty regarding inflation, interest rates and related issues.

     In those few areas where we engage in corporate investment banking or stock market making activity, disappointments in quarterly performance relative to analysts' expectations can affect our profitability. Changes in long-term prospects for an industry can also adversely affect capital raising activities to a significant degree.

     Our success is dependent on our key personnel whom we may not be able to retain, and we may not be able to hire enough additional qualified personnel to meet our growing needs. Our business requires the employment of highly skilled personnel. The recruitment and retention of experienced investment professionals and managers are particularly important to our performance and success. The loss of the services of any of our key personnel or the inability to recruit and retain experienced investment professionals and managers in the future could have a material adverse effect on our business, financial condition and operating results. We expect further growth in the number of our personnel. Competition for such personnel is intense. Our ability to compete effectively in our business depends on our ability to attract and retain the quality personnel our operations and development require.

     We may have difficulty effectively managing our growth. We expect our business to develop rapidly both in the U.S. and international markets. If our current senior management has difficulty managing a rapidly growing enterprise, it will affect our results. The intensifying competition we face from both established and recently formed entities may adversely affect our revenues and profitability. We expect to encounter intense competition in all aspects of our business, and we expect this competition to increase. Our principal competitors include traditional investment banking and brokerage firms. Most of these investment banking and brokerage firms have been established far longer and are far better capitalized and staffed than we are, and have much larger, established customer bases than we do.

     Operational risks may disrupt our business or limit our growth. Our business is highly dependent on information processing and telecommunications systems. We face operational risks arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly booked, evaluated or accounted for. Our business is highly dependent on our ability, and the ability of our clearing firm, to process, on a daily basis, a large and growing number of transactions across numerous and diverse markets. Consequently, our clearing firm and we rely heavily on our respective financial, accounting, telecommunications and other data processing systems. If any of these systems do not operate properly or are unavailable due to problems with our physical infrastructure, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or damage to our reputation. In addition, we face operational risks due to difficulties with our telecommunications system's inability to handle the high level of customer inquiries. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. For many of these functions, we are dependent on the ability of our clearing Brokers to handle these transactions and develop the systems necessary to meet growth. We may experienced disruptions in our Web site service due to failures in our telecommunications system and our Web servers. We expect that in the future we will need to continue to upgrade and expand our systems infrastructure. We intend to expand our telecommunications system capacity in order to better ensure customer satisfaction.

     If we fail to comply with applicable laws and regulations, we may face penalties or other sanctions that may be detrimental to our business. When enacted, the Securities Act of 1933, which governs the offer and sale of securities, and the Securities Exchange Act of 1934, which governs, among other things, the operation of the securities markets and broker-dealers, did not contemplate many of the technological changes affecting the Securities business, including the Internet and development of securities derivatives. Uncertainty regarding the application of these laws and other regulations to our business may adversely affect the viability and profitability of our business. If we fail to comply with an applicable law or regulation, government regulators and self regulatory organizations may institute administrative or judicial proceedings against us that could result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the loss of our status as a broker-dealer, the suspension or disqualification of our officers or employees or other adverse consequences. The imposition of any material penalties or orders on us could have a material adverse effect on our business, operating results and financial condition.

     If we engage in market-making or proprietary trading activities in the future, we will face increased risks, which could be harmful to our business. We currently engage in market-making and proprietary trading for our own account. These activities involve significant risks of changes in the market prices of such securities and of decreases in the liquidity of the securities markets. These risks, in turn, could limit our ability to resell securities purchased or to repurchase securities sold short. In addition, our market making and trading activities subject our capital to significant risks that other parties to the transactions will fail to perform their obligations. From time to time, we may establish short positions during the course of our trading activities. It is a characteristic of short positions that any loss sustained on closing out the position may exceed the liability related thereto as reflected on our financial statements.

     We may not be able to secure financing if we need it in the future. We may require additional financing to support our planned expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We can give stockholders no assurance that additional financing will be available when needed on favorable terms, if at all.

     Employee misconduct could harm us and is difficult to detect and deter. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Misconduct by employees could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized or unsuccessful activities. In either case, this type of conduct could result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use of confidential information, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

     Despite our efforts, our systems as well as those of others may prove not to be Year 2000 (Y2K) compliant, which could significantly disrupt our business. It should be noted that both the New York Stock Exchange and the National Association of Securities Dealers have made significant efforts to assure that all broker-dealers, including DSGI, First Montauk and Schroder, can meet the challenges posed by Y2K. Nevertheless, we may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Y2K compliant. Any significant disruption of this computer infrastructure caused by the Y2K problem could significantly interfere with our business operations. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. We are especially dependent on systems operated by our clearing Brokers for both normal clearing and processing and Internet based activity. If our present efforts to address Y2K compliance issues are not successful, or if trading counterparties, financial intermediaries and vendors with whom we conduct business do not successfully address such issues, our business, operating results and financial position could be materially and adversely affected.

     As part of our program to market Fixed Income products to individuals, we intend to use the Internet technology made available to us by our clearing broker, among others. The development of the Internet as a commercial marketplace is still uncertain. Our individual clients will also be able, through Schroder, to transact equity business over the Internet. The markets for brokerage services through the Internet are at an early stage of development and are rapidly evolving. Because the markets for our online services are new and evolving, it is difficult to predict the future growth (if any) and the future size of these markets. We cannot assure you that the markets for our online services will continue to develop or become sustainable. Sales of some of our services and products will depend upon the acceptance of the Internet as a widely used medium for commerce and communication. A number of factors could prevent such acceptance, including the following:

1. Electronic commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

2. The necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

3. Increased government regulation or taxation may adversely affect the viability of electronic commerce;

4. Insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times or increased costs; and

5. Adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.

     Questions related to the security of our systems and our ability to transmit confidential information over the Internet may adversely impact our business. The need to securely transmit confidential information over the
Internet has been a significant barrier to electronic commerce and communications. We are potentially vulnerable to attempts by unauthorized computer users to penetrate our network security. If successful, those individuals could misappropriate proprietary information or cause interruptions in our online services. We will have to work closely with our clearing broker and may have to expend capital and resources to protect against the threat of such security breaches or to alleviate problems. In addition to security breaches, inadvertent transmission of computer viruses could expose us to the risk of disruption of our business, loss and possible liability.

     All of our salespersons and traders receive information, quotes and news over the Internet. As a result, any failure of systems, vendors, and communications networks may impact our ability to conduct our business. Failure of encryption provided by our vendors or clearing broker could compromise the confidentiality of our customer transactions and adversely affect our business.

     Shares eligible for future sale by our current stockholders may adversely affect our stock price. A substantial amount of our Common Stock, including shares issued upon the exercise of outstanding options, will eventually be available for sale in the public market. The future sale of these shares by our current stockholders may adversely affect our stock price.

     We do not anticipate paying dividends. We have never declared or paid any cash dividends on our Common Stock and do not expect to do so in the foreseeable future. We currently intend to retain any earnings to finance the expansion and development of our business. Any future payment of dividends will be made at the discretion of our Board of Directors based upon conditions then existing, including our earnings, financial condition and capital requirements as well as such economic and other conditions as our Board of Directors may deem relevant.



Item 2. Description of Property

     In connection with the New Transaction, the board of directors of the Company agreed to issue 5,830,000 shares of the Company's common stock to Wavecount in exchange for the following assets:

1. Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements. DSGI is now 100% by owned Wavecount, although the approval of the acquisition by the National Association of Securities Dealers, Inc. ("NASD") pursuant to its rules is still pending. Such approval is reasonably expected in due course.

2.   Wavecount  Futures,  Inc.   ("Futures"),   an  Introducing  Futures  Broker
     registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission (CFTC);

3. Wavecount Asset Management, Inc. ("WAM"), an investment manager that has applied for Registration as an Registered Investment Advisor (RIA). WAM has an association with Jordan Advisory, a minority owned RIA, which manages approximately $800 million. WAM will be listed by Jordan as a sub-advisor for Fixed Income assets as soon as its registration is effective.

4. A 49% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. Along with Murray Lee, the 51% Navajo majority partner, Wavecount established NAFSCO as the first Native American financial services company resident on a Native American reservation.

5. B&S Portfolio Management, GmbH ("B&S"), a registered securities broker located in Munich, Germany which also operates as an asset management firm and investment advisor. Wavecount has signed a letter of intent to acquire B&S in exchange for 200,000 newly issued shares of the Company's common stock and it is anticipated that this transaction will close on or before April 30, 2000.

6.   300,000 shares of King's Road Entertainment, Inc. (OTCBB: KREN);

7.   250,000 shares of Chariot International Holdings, Inc. (OTCBB: CHIH);

8.   250,000 shares of Immediate Entertainment Group, Inc, (OTCBB: IEGPE).

     Detailed disclosure relating to the New Transaction Properties is included in the Company's Current Report on Form 8-K dated January 7, 2000 and as amended from time to time. Such disclosure is incorporated herein by this reference.

Item 3. Legal Proceedings

     None.

Item 4. Submission of matters to a vote of Security Holders

     No matters were submitted for a vote of the Company's security holders during the fourth quarter of the year ended May 5, 1999, or during the intervening period between the end of such year and the date of this Annual Report on Form 10-KSB.

                                    PART II

Item 5. Market for Registrant's Common Equity

     The Company's Common Stock is listed for trading on the NASD's Over the Counter Electronic Bulletin Board under the symbol FABVE. The following table shows the reported high and low bid prices for shares of the Company's common stock for the periods presented. All values for periods prior to April 2, 1999 have been restated to give retroactive effect to a 1 for 18 reverse stock split that was effected on that date. The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On February, 2000, the closing market price for the Common Stock was $1.5937 per share. Because the trading in the stock was sporadic and rare before the business combination, the normal two year reporting of the High and Low of the prices for the quarter while, reported has little meaning. Please note that the high in the last quarter of fthe 1999 fiscal year, was immediately after the stock reverse split and business combination, while the rest of the prices were before the stock reverse and have not been adjusted. However, when it did trade it traded around the $.18 mark with small trades.

Year ended May 5, 2000                            High               Low
      First Quarter Ended  August, 1999           4.75              1.25
      Second Quarter Ended November, 1999         1.50               .375
      Third Quarter Ended in February, 2000       1.5938             .375

Year ended May 4, 1999*
      First Quarter Ended  August, 1998            .36               .36
      Second Quarter Ended November, 1998          .36               .36
      Third Quarter Ended in February, 1999        .36               .18
      Fourth Quarter Ended in May, 2000          18.00               .36


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

     As a result of its 1989 Bankruptcy, the Registrant has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1990. The Company had no operations during the period ended May 5, 1999 and except for certain contract rights under an agreement that was subsequently rescinded in its entirety, had no material assets or liabilities as of May 5, 1999. As a result of the New Transaction, the Company has recently become a diversified financial services holding company and acquired the assets described in the Company's Current Report on Form 8-K dated February 7, 2000, and as amended from time to time. Such disclosure is incorporated herein by this reference.

Plan of Operations

      Until the closing of the New Transaction, the Company was an inactive publicly held shell that had no material assets, liabilities or business operations. As a result of the New Transaction, the Company will become a diversified financial services holding company engaged in the business activities described elsewhere herein. The Company's future plan of operations will be determined by the new directors and executive officers of the Company.

Item 7. Financial Statements.

      The financial statements of the Company as of May 5, 1999 and for the years ended May 5, 1999 and 1998 are attached hereto. The financial statements of the businesses acquired in connection with the New Transaction will be filed as an amendment to the Company's Current Report on Form 8-K dated February 7, 2000. Such financial statements are incorporated herein by this reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     The Company's financial statements as of May 5, 1999 and for the years ended May 5, 1999 and 1998 were audited by the firm Want and Ender, New York, New York. At this time, the Company has not made any decision to change future accounting and auditing services. During the fiscal years set forth above, and the subsequent interim there have been no reportable disagreements between the Company and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors and Executive Officers of the Registrant

      At the date of this Annual Report on Form 10-KSB, the sole director of the Company is Ms. Sally A. Fonner, age 51, of Clearwater, Florida. Ms. Fonner is the president and sole stockholder of Capston. Ms. Fonner has been an independently employed business consultant for most of the past fifteen years. She graduated from Stephens University in 1969 with a Bachelor of Arts Degree in Social Systems. After a stint in the private sector, Ms. Fonner returned to further her education and obtained her MBA Degree from the Executive Program of the University of Illinois in 1979. In many of her assignments as a business consultant, she is frequently engaged in dealings, which involve financiers and large monetary transactions. During the preceding two years, Ms. Fonner has served as the sole director of Arnox Corporation, Webcor Electronics, Inc. Bio-Response, Inc. and the Company. Each of these companies was a publicly held shell that was re-activated by Capston and Ms. Fonner pursuant to a plan of reorganization that is similar to the plan approved by the stockholders of the Company. During 1999, each of these companies entered into a reorganization agreement with a previously unrelated company and in connection therewith, Ms. Fonner resigned as director.

     In connection with the New Transaction, Ms. Fonner has agreed to appoint four persons designated by Wavecount to serve as executive officers of the Company. Our new executive officers, and the positions held by each such executive officer are set forth below. It is anticipated that these designated executive officers will continue to serve in such capacities for the foreseeable future.

      Name               Age                Position

Randy M. Strausberg       50   Chief Executive Officer/President
Steven A. Muchnikoff      44   Chief Operating Officer
David W. Parsons          46   Chief Legal Officer and Secretary/Asst. Treasurer
Marc Greenspan            45   Treasurer/Asst Secretary

     Under the terms of the New Transaction, Wavecount has the right to replace the current board of directors with its own nominees. Wavecount has nominated Randy M. Strausberg, Steven A. Muchnikoff, David W. Parsons, and Marc Greenspan to serve as directors of the Company (the "New Directors"). The proposed changes in the board of directors will not become effective and the New Directors will not assume office until 10 days after we file an Information Statement and Notice of Change in the Majority of the Board of Directors with the SEC and send copies of the Notice to our stockholders. At that time, Sally A. Fonner will appoint the New Directors and then resign as a director. Thereafter, the New Directors will manage the business.

     Randy M. Strausberg. Mr. Strausberg was a founder of Wavecount in or about September 1998. Currently, he is President of Wavecount. He has also been nominated to serve as a New Director. Mr. Strausberg is also an officer of Capital, as explained in greater detail below. Mr. Strausberg served for one year as the director of fixed income trading in the New York Office of Credit Leona's, one year as a senior vice president, proprietary trading in the New York office of HSBC Securities, one year as a senior vice president, manager of fixed income in the New York office of Commerzbank Capital Markets and one year as a vice president, treasury department in the New York office of Bank Austria. Previously, Mr. Strausberg accumulated 24 years of experience as an employee and/or principal of several securities firms, including S.V.P., Deputy Manager of Fixed Income at Nikko Securities International, a Primary Dealer in U.S. Government Securities Mr. Strausberg is a 1970 graduate of Brooklyn College, City University of New York (BS in Economics) and a 1974 graduate of New York University Graduate School of Business (MBA). Mr. Strausberg holds various securities and commodities licenses including Series 3,4,7,24, 27, 53, 55 and 63.

     Marc Greenspan. Mr. Greenspan is currently a director of Wavecount. He is also a director of Capital, as explained in greater detail below. He has over twenty years of experience in trading U.S. Government Securities. He headed up the U.S. Government Securities Department at L.F. Rothschild and was Co-Manager of Arbitrage at Nikko Securities. Mr. Greenspan helped design the first issues of dealer created Zero-Coupon bonds at Paine Webber. He has designed a proprietary risk free guaranty structure using U.S. Treasury Zero-Coupon securities. He has a B.A. in Economics from Rutgers University and is a government securities s principal.

     Steven A. Muchnikoff, Mr. Muchnikoff is a Director of Wavecount. He has over twenty years of experience in fixed income, currencies and equities. He was Vice President in charge of U.S. Treasury trading and sales for Nesbitt Burns Securities, London. At First Interstate Bank he assisted in the design of their U.S. Treasury Options program and also was Managing Director and Partner of Atlantic Alliance Securities, Ltd., London. Steven has a B.S. in Business Administration from the University of Southern California and is a registered principal with the Securities and Futures Authority, United Kingdom. He also has various U.S. licenses with the NASD.

     David W. Parsons. Mr. Parsons is General Counsel of Wavecount. Previously, Mr. Parsons had served as the general counsel of FAB Securities since July of 1997. Before joining FAB Securities, Mr. Parsons served for three years as general counsel for Marsh Block & Co. He also was special counsel for financial affairs at Antioch College. Mr. Parsons has twenty years experience in the field of securities law including four years with the Division of Enforcement of the Securities and Exchange Commission and three years with the Antifraud Department of the National Association of Securities Dealers. Mr. Parsons is a 1975 graduate of New College, Sarasota, Florida (BA in Political Science) and a 1979 graduate of the Georgetown University Law Center (JD Cum Laude).

     Murray Lee. Mr. Lee is the President of NAFSCO. He is a member of the Navajo Nation, living on the reservation. He graduated from Northern Arizona State University. During his career, he was Liaison for U.S. Government programs for the Navajo Nation and Chief Aide to the Speaker of the Council, an 88 member legislative arm of the Navajo (also called Dine) People, representing the more than 100 Chapters (towns) on the Nation. Previously, he directed the Small Business Program for The Navajo Nation and served on the PL93-638 Task Force that transferred management of the social service functions from the Bureau of Indian Affairs to the Tribal management.

     Dennis K. Smith. Mr. Smith is Director of the Native American Division of Wavecount and is Senior Vice President of NAFSCO. He has over 25 years in all aspects of the financial markets and investment advisory services. He started his career with Merrill Lynch in 1973 and later as a member and trader on the New York Futures and Philadelphia Foreign Currency Exchanges for Paine Webber. Mr. Smith has been a financial advisor to Native American Tribes for the past five years and has lectured extensively on International Finance and Fixed Income. He has a degree in psychology from St. Leo's College.

     Gerald Heilpern. Mr. Heilpern is Director of Sales for DSGI. He attended the Philadelphia College of Textiles and Columbia University. He started his securities career at Bache & Co. (now Prudential) in 1968. From 1974 to 1988 he was the manager of fixed income at Phillips, Appel and Walden, a regional firm with over four hundred salesmen. During his career in the securities industry, he has been a registered representative, fixed income manager, branch office manager and Chief Operating Officer at FAB Securities. He holds the following licenses: 4,7,24,53,55,63,and 73.

Item 10. Executive Compensation.

     Ms. Fonner has not received any cash compensation for services performed on behalf of the Company. In connection with the plan of reorganization approved by the Company's stockholders, certain persons designated by Capston received 300,000 shares of Common Stock for administrative and management services. Ms. Fonner received 96,400 of these shares of Common Stock for her personal account.

     In connection with the new transaction, it is expected that employment agreements will be written and approved by Wavecount for the following executives: Randy M. Strausberg, Steven A. Muchnikoff, Marc Greenspan and David
W. Parsons. These agreements require the executives and key employees to devote substantially all of their business time to the affairs of the Company, our subsidiaries and Wavecount, establish standards of conduct, prohibit the solicitation of our existing clients after termination, expressly affirm our rights respecting the ownership and disclosure of confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement by the employee or the Company. The following table summarizes the compensation payable to executives and key employees under the terms of their respective employment agreements.

Employee           Position           Term          Salary  Initial Stock Option

Randy M. Strausberg     CEO          5 years       $150,000   250,000 shares (1)
David W. Parsons    General Counsel  5 years       $100,000   125,000 shares (1)
Steven Muchnikoff    Director        5 years       $100,000  125,000 shares (1)
Marc Greenspan       Director        5 years       $100,000  125,000 shares (1)

(1) stock options granted to our executives and key employees are exercisable at a price of 50 cents per share (cash exercise) and will vest after one year from February 1, 2000.

     In addition, each of the executives and key employees identified above will participate, without cost, in our standard employee benefit programs, including medial/hospitalization insurance and group life insurance, as in effect from time to time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     In connection with the original reorganization transaction, FAB Capital and Western received a total of 11,400,000 shares of the Company's common stock that were subsequently returned to the Company for cancellation. Further, in conformity with plan of reorganization approved by the Company's stockholders, certain persons designated by Capston received 300,000 shares of Common Stock for administrative and management services, 150,000 shares of Common Stock were issued to legal counsel for the parties and 570,000 shares of Common Stock were issued to certain finders who assisted Capston in the identification of FAB Capital and Western as potential business combination candidates, the introduction of FAB Capital and Western to the Company, the collection and analysis of due diligence information. All shares of Common Stock issued to designees of Capston, legal counsel and the finder were registered under the Securities Act of 1933 prior to issuance, and were subject to "bleed out" and "lock-up" agreements which restrict the re-sale rights of the recipients thereof. As a result of the foregoing, the Company had approximately 12,720,000 shares issued and outstanding after the execution of the agreements relating to the original reorganization transaction. After giving pro forma effect to the surrender of 11,400,000 shares in connection with the rescission of the original reorganization transaction, the Company had approximately 1,320,000 shares issued and outstanding prior to the New Transaction.

     In connection with the New Transaction, the Company has issued 5,830,000 new common shares to Wavecount and/or its designees. Therefore, at the date of this Annual Report on Form 10-KSB, the Company has approximately 7,150,000 shares issued and outstanding, as compared to the 12,720,000 shares issued and outstanding after the execution of the agreements relating to the original reorganization transaction.

     The following table sets forth the number of shares of Common Stock the identified person or entity is contractually entitled to own as of the date of this Report (subject to bringing the transaction to completion or virtual completion in all material respects), by (i) each executive officer and director nominees or designates, (ii) all executive officers and directors, nominees or designates, as a group, and (iii) each other person who owns of record or owns beneficially, more than five percent (5%) of the Company's outstanding Common Stock.

Name and Address of Beneficial Owner                      Shares     Percent
            Owned                                         of Class
Wavecount, Inc. 42 Broadway, Suite 1101
New York, New York 10004                                 5,830,000    81.53%
Steven A. Muchnikoff(1)(2)                               5,830,000    81.53%
Randy M. Strausberg (1)(2)                               5,830,000    81.53%
David W. Parsons (1)(2)                                  5,830,000    81.53%
Marc Greenspan (1)(2)                                    5,830,000    81.53%
Executive Officers and Directors as a Group (4 persons)  5,830,000    81.53%

1) c/o Wavecount, Inc., 42 Broadway, Suite 1101, New York, New York 10004. (2) Messrs. Strausberg and Muchnikoff are both directors and executive officers of Wavecount, Mr. Greenspan is a director nominee of Wavecount, and Mr. Parsons is both a director nominee and executive officer designate of Wavecount. They therefore may be deemed to be beneficial owners of the shares of Common Stock held, or entitled to be held, by Wavecount.

Item 12. Certain Relationships and Related Transactions

      Except for the stock-based compensation to Capston described elsewhere herein, no officer, director or family member of an officer or director has engaged in any material transaction with the Company since the beginning of the Company's most recent fiscal year or is indebted to the Company at the date of this Annual Report on Form 10-KSB.

Item 13. Exhibits - Financial Statement Schedules and Reports.

Financial statements filed with this report:

     Balance Sheet as of May 5, 1999 and May 4, 1998

     Statements of Operations for the years ending May 5, 1999 and May 4, 1998

     Statement of Changes in Shareholder's Equity/(Deficit) for the years ended May 5, 1999 and May 4, 1998

     Statements of Cash Flows for the years ending May 5, 1999 and May 4, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FAB Global, Inc.



Date February 7, 2000                           By______/S/______________
                                                Sally Fonner,
                                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Date February 7, 2000                           By______/S/______________
                                                Sally Fonner
                                                Sole Director,
                                                Chief Accounting Officer

WANT & ENDER, CPA, P.C.                               386 Park Ave. S. Room 1618
CERTIFIED PUBLIC ACCOUNTANTS                                  New York, NY 10016
MARTIN   ENDER. CPA                                     Telephone (212) 684-2414
STANLEY Z.WANT, CPA, CFP                                      Fax (212) 684-5433
Independent Auditor's Report

To the Shareholders and Board of Directors
FAB Global, Inc..

We have audited the accompanying balance sheet of FAB Global, Inc.. (A Dormant State Registrant) at May 4, 1999 and May 4, 1998 and the related statements of operations, changes in shareholders equity/(deficit), and cash flows for each of the two years for the period ended May 4, 1999 and May 4, 1998. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FAB Global, Inc.. (A Dormant State Registrant) at May 4, 1999 and May 4, 1998 and the results of its operations and its cash flows for each of the two years for the period ended May 4, 1999 and May 4, 1998 in conformity with generally accepted accounting principles.

 /s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY
February 7, 2000

                                FAB Global, Inc.
                          (A Dormant State Registrant)

                                  Balance Sheet
                          May 4, 1999 and May 4, 1998*

                                                           1999           1998
                                                           ----           ----
 Assets


Organization Cost ..................................     $      0      $      0

 Total Assets ......................................            0             0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share;
20,000,000 shares authorized of common stock;
1,320,000shares issued and outstanding .............       13,200         2,878
Paid in Capital ....................................       37,239         6,827
Retained Earnings (Deficit) ........................       (9,705)         (591)
Net Income/Loss for the Year .......................      (40,734)       (9,114)
                                                         --------      --------


Total Shareholders' Equity .........................            0             0
                                                         --------      --------

Total Liabilities and Shareholders Equity ..........     $      0      $      0
                                                         ========      ========



* year end is base on 52 weeks


                See accompanying notes to financial statements

                                FAB Global, Inc.
                          (a Dormant State Registrant)

                  Statements of Operations for the years ending
                          May 4, 1999 and May 4, 1998 *



                                                       1999              1998
                                                    Current year       05-04-97
                                                     --------          --------

Revenues ...................................         $      0          $      0

Expenses
Administrative Expenses ....................         $ 40,734          $  9,114
Filing Fees ................................         $                 $

Net Income/Loss for the year ...............         $(40,734)         $ (9,114)
                                                     ========          ========

* year end is base on 52 weeks


                 See accompanying notes to financial statements

                                FAB Global, Inc.
                          (a Dormant State Registrant)

         Statement of Changes in Shareholder's Equity/(Deficit) for the
                     years ended May 4, 1999 and May 4, 1998


                                                         1999           1998
                                                         05-04          05-04

Common Stock
(1,320,000shares issued
& outstanding) ...............................        $ 13,200         $  2,878
Additional Paid in Capital ...................          37,239            6,827

Balance May 4, 1998* .........................          (9,705)            (591)


Net Income/(loss) for the year ...............         (40,734)          (9,114)

Balance May 4, 1999* .........................        $      0         $      0


* year end is base on 52 weeks


                 See accompanying notes to financial statements

                                FAB Global, Inc..
                          (A Dormant State Registrant)


                  Statements of Cash Flows for the years ending
                           May 4, 1999 and May 4, 1998





                                                       Current Year      1998
                                                        05-04-98       05-04-97

Cash Flows from Operating Activities
 Net Income ....................................       $(40,734)       $ (9,114)

Net Cash Provided (used) /
By Operating Activities ........................              0               0


Expenses Paid by Capston .......................         40,734           9,114

Net Increase (Decrease) in Cash ................              0               0
Cash at Beginning of Period ....................              0               0
                                                       --------        --------

Cash at End of Period ..........................       $      0        $      0
                                                       ========        ========


* year end is base on 52 weeks


                See accompanying notes to financial statements

                                 FAB Global, Inc.
                          (A Dormant State Registrant)

                                   May 4, 1999

Note 1. HISTORY OF THE REGISTRANT

FAB Global Inc. (the "Company") is a Georgia corporation formerly known as Marci International Imports, Inc. Marci conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, Marci also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of a 1989 bankruptcy proceeding, Marci became an inactive shell that had with no material assets, liabilities or business activities. Marci remained inactive until June 1998 when its stockholders approved a plan of reorganization proposed by Capston Network Company of Clearwater, Florida ("Capston"). This plan of reorganization authorized Capston to seek a suitable business combination opportunity for the Company, authorized a series of changes in the Company's corporate structure, and provided for stock-based compensation to Capston and others for services rendered and to be rendered in connection with the implementation of the plan of reorganization. Capston began actively seeking a business opportunity for the Company in the summer of 1998. After investigating a number of potential opportunities, Capston negotiated a business combination transaction (the "Transaction") with FAB Capital Corporation, an Idaho corporation ("FAB Capital") and Western Union Leasing Ltd., a trust organized under the laws of the United Kingdom ("Western"). Pursuant to the terms of a written agreement dated April 5, 1999, FAB Capital and Western agreed to transfer certain assets to the Company solely in exchange for newly issued shares of the Company's common stock.

      In the winter of 1999, it became evident that FAB Capital and Western were incapable of fully performing all of their obligations under the agreements relating to the original reorganization transaction. After carefully reviewing the relevant facts, the board of directors of the Company, the board of directors of FAB Capital and the trustee of Western concluded that reformation of original reorganization transaction would likely prove unduly complex, burdensome and expensive. They also jointly concluded that such a reformation would not give the Company's stockholders the value that was contemplated by the original reorganization transaction. Accordingly, the board of directors of the Company, the board of directors of FAB Capital and the trustee of Western jointly agreed in late January of 2000 to rescind the original reorganization transaction in its entirety. In connection therewith, FAB Capital and Western returned an aggregate of 11,400,000 shares of common stock to the Company for cancellation.

      In connection with the decision to rescind the original reorganization transaction, certain former officers of FAB Capital proposed an alternative business combination (the "New Transaction"), which would permit the Company to continue in business as a diversified financial services holding company. After evaluating the proposal, the board of directors of the Company agreed to issue 5,830,000 shares of the Company's common stock to Wavecount, Inc. ("Wavecount"), a privately-held financial services holding company, in exchange for substantially all of the operating assets of Wavecount. The operating assets transferred to the Company in connection with the New Transaction include:

1. Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements. DSGI is now 100% by owned Wavecount, although the approval of the acquisition by the National Association of Securities Dealers, Inc. ("NASD") pursuant to its rules is still pending. Such approval is reasonably expected in due course.

2.   Wavecount  Futures,  Inc.   ("Futures"),   an  Introducing  Futures  Broker
     registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission (CFTC);

3. Wavecount Asset Management, Inc. ("WAM"), an investment manager that has applied for Registration as an Registered Investment Advisor (RIA). WAM has an association with Jordan Advisory, a minority owned RIA, which manages approximately $800 million. Jordan as a sub-advisor for Fixed Income assets will list WAM as soon as its registration is effective.

4. A 49% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. Along with Murray Lee, the 51% Navajo majority partner, Wavecount established NAFSCO as the first Native American financial services company resident on a Native American reservation.

5. B&S Portfolio Management, GmbH ("B&S"), a registered securities broker located in Munich, Germany which also operates as an asset management firm and investment advisor. Wavecount has signed a letter of intent to acquire B&S in exchange for 200,000 newly issued shares of the Company's common stock and it is anticipated that this transaction will close on or before April 30, 2000.

6.   300,000 shares of King's Road Entertainment, Inc. (OTCBB: KREN);

7.   250,000 shares of Chariot International Holdings, Inc. (OTCBB: CHIH);

8.   250,000 shares of Immediate Entertainment Group, Inc, (OTCBB: IEGPE).

     As a result of the New Transaction, it is anticipated that the Company's name will be changed to Dupont Direct Financial Holdings, Inc., and a new slate of directors and executive officers will be appointed.

     Prior to April 5, 1999, the Company had no material assets, liabilities or business operations. In substance, the Company was a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the original reorganization transaction, the Company had certain contract rights as of May 5, 1999, the end of its most recent fiscal year. Since the original reorganization transaction was subsequently rescinded as a result of the failure of performance by FAB Capital and Western, this Annual Report on Form 10-KSB will treat the Company as a publicly held shell until the date of the New Transaction.


Note 2. PAID IN CAPITAL

Capston is currently not entitled to reimbursement for any expenses incurred by it on behalf of the Registrant. However, because Sally Fonner is both the Acting President of FAB Global, Inc.. and Capston, prior Staff Accounting Bulletins required under generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.


Note 3. OUTSTANDING  SHARES

The 1,320,000 shares outstanding as of May 4, 1999 is a result of the following actions:

     Reverse split of 18 to 1 of 1998's outstanding 5,181,085 shares

     Contractual shares issued to Capston Network Company

     Shares   issued  for  business  and  legal   consulting  on  the  rescinded
     transaction and

     Shares   cancelled  that  had  been  issued  for  assets  that  were  never transferred on the rescinded transaction.

The shares outstanding as of February 7, 2000, the date of this report, are 7,150,000 due to the issuance of new shares for the new acquisition.