Form 10QSB
period 1999-08-05
FAB GLOBAL INC
filed 2000-02-08
CIK 807904

Form 10-QSB -- Page-1
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MarkOne)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended August 05, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-15900

                                FAB GLOBAL, INC.
               (Exact name of Issuer as specified in its charter)

                 Georgia                                  59-3461241
       (State of Incorporation of                      (I.R.S. Employer
         other jurisdiction of                       Identification No.)
      incorporation or organization)


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

         Title of Each Class                 Outstanding at August 05, 1999

      Common Stock, $0.01 Par Value      The number of shares outstanding of the
                                         Registrant's common stock was 1,320,000
                                         (according   to  the  records  of   the
                                         transfer agent, American Stock Transfer
                                         & Trust Company) as of May 5, 1999, and
                                         7,150,000  as  of   the  date  of  this
                                         Quarterly Report on Form 10-QSB.

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Balance Sheets as of August 05, 1999 and August 05,
         1998                                                                 3

         Statements of Operations for the Three Month Periods ending
         August 05,1999 and August 05, 1998                                   4

         Statements of Cash Flow for the Three Month
         Periods Ending August 05, 1999 and August 05, 1998                   5

         Notes to Financial Statements                                        6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

PART II  OTHER INFORMATION                                                   10

         SIGNATURES                                                          11

                                FAB GLOBAL, INC.
                            (a Dormant State Company)
                                  Balance Sheet
                           Fiscal Years 1999 and 1998
                       August 05, 1999 and August 05, 1998
                                   (unaudited)

                                                         08/05/99      08/05/98
 Assets


Organization Cost ................................      $      0       $      0
 Total Assets ....................................             0              0

Liabilities and Shareholder's Equity
Total Liabilities ................................         6,531              0
Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
1,320,000 shares issued and outstanding ..........        13,200          2,878
Additional Paid in Capital .......................        36,475
                                                                         45,220
Retained  Earnings (Deficit) .....................        45,220         (9,144)
Net Income/Loss For Quarter ......................       (10,986)       (36,106)
                                                        --------       --------


Total Shareholders' Equity .......................        (6,531)
                                                        --------       --------

Total Liabilities and Shareholders Equity ........      $      0       $      0
                                                        ========       ========






                See accompanying notes to financial statements

                                FAB GLOBAL, INC.
                            (a Dormant State Company)
                            Statements of Operations
                           Fiscal Years 1999 and 1998
    for the three month period ending August 05, 1999 and August 05, 1998
                                 (unaudited)


                                                        1999               1998
                                                      08/05/99          08/05/98
                                                      -------           --------

Revenues .....................................        $                $      0

Expenses
Administrative Expenses ......................        $(10,986)        $ 36,106
Filing Fees ..................................        $      0         $      0

Net Income/Loss for the quarter ..............        $(10,986)        $(36,106)
                                                      ========         ========


                See accompanying notes to financial statements

                                FAB GLOBAL, INC.
                            (a Dormant State Company)
                            Statements of Cash Flows
                Fiscal Years 1999 and 1998 for three months ended
                       August 05, 1999 and August 05, 1998
                                   (unaudited)


                                                 For Three Months Ended
                                                        08-05-99        08-05-98

Cash Flows from Operating Activities
 Net Income ....................................       $(10,986)       $(36,106)
Net Cash Provided (used) /
By Operating
Activities .....................................              0
                                                                              0


Expenses Paid by Capston .......................          4,455

Changes in assets and liabilities ..............          6,531               0
 Increase (decrease) in accounts payable .......          6,531               0

                                                                         36,106
Net Increase (Decrease) in Cash ................              0
                                                                              0
Cash at Beginning of Period ....................              0
                                                                              0

Cash at End of Period ..........................       $      0        $      0
                                                       ========        ========














                See accompanying notes to financial statements

                                FAB GLOBAL, INC.
                          (A Dormant State Registrant)


                                 August 05, 1999



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


Note 2.PAID IN CAPITAL

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Disclosures contained in Part 1 of the Registrant's Annual Report 10-KSB year ended May 4, 1999 incorporated herein by reference.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits

              None

         B.   Reports on Form 8-K

              February 7, 2000




                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          FAB GLOBAL, INC.

                                             /s/
                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: February 7, 2000


                                             /s/
                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: February 7, 2000