Form 10QSB
period 1999-11-06
FAB GLOBAL INC
filed 2000-02-08
CIK 807904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 6, 1999
                                       OR
     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X]  No[_]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

         Title of Each Class                 Outstanding at November 6, 1999

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

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Balance Sheets as of November 6, 1999 and November 6, 1998          3

         Statements of Operations for the Six Month Periods ending

         November 6,1999 and November 6, 1998                                4

         Statements of Cash Flow for the Six Month
         Periods Ending November 6, 1999 and November 6, 1998                5

         Notes to Financial Statements                                       6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operation                        7

PART II  OTHER INFORMATION                                                  10

         SIGNATURES                                                         11

                                FAB Global, Inc.
                            (a Dormant State Company)
                                  Balance Sheet
                           Fiscal Years 1999 and 1998
                      November 6, 1999 and November 6, 1998
                                   (unaudited)


                                                        11/06/99       11/06/98
 Assets


Organization Cost ................................      $      0       $      0

 Total Assets ....................................             0              0

Liabilities and Shareholder's Equity

Total Liabilities ................................         9,100              0
Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
1,320,000 shares issued and outstanding ..........        13,200          2,878
Additional Paid in Capital .......................        36,475         46,720
Retained  Earnings (Deficit) .....................        45,220        (45,720)
Net Income/Loss ..................................        13,555         (1,000)
                                                        --------       --------


Total Shareholders' Equity .......................        (9,100)             0
                                                        --------       --------

Total Liabilities and Shareholders Equity ........      $      0       $      0
                                                        ========       ========






                See accompanying notes to financial statements

                                FAB Global, Inc.
                            (a Dormant State Company)
                            Statements of Operations
                           Fiscal Years 1999 and 1998
    for the Six month period ending November 6, 1999 and November 6, 1998
                                 (unaudited)


                                                        1999               1998
                                                      11/06/99          11/06/98
                                                      --------          --------

Revenues .....................................         $     0          $     0

Expenses
Administrative Expenses ......................         $ 2,569          $ 1,000
Filing Fees ..................................         $     0          $     0

Net Income/Loss for the quarter ..............         $(2,569)         $(1,000)
                                                       =======          =======


                See accompanying notes to financial statements

                                FAB Global, Inc.
                            (a Dormant State Company)
                            Statements of Cash Flows
                 Fiscal Years 1999 and 1998 for Six months ended
                      November 6, 1999 and November 6, 1998
                                   (unaudited)


                                                           For Six Months Ended

                                                           11-06-99     11-06-98

Cash Flows from Operating Activities
 Net Income ..........................................     $(2,569)      (1,000)
Net Cash Provided (used) /
By Operating Activities ..............................     $              1,000

Changes in assets and liabilities
         Increase (Decrease) in Accounts Payable .....       2,569
Expenses Paid by Capston .............................     $              1,000
Net Increase (Decrease) in Cash ......................           0            0
Cash at Beginning of Period ..........................           0            0
                                                           -------      -------

Cash at End of Period ................................     $     0      $     0
                                                           =======      =======


                See accompanying notes to financial statements

                                FAB Global, Inc.
                            (A Dormant State Company)


                                November 6, 1999



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

                                           /s/
                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: November 6, 1999


                                           /s/
                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: November 6, 1999