Form 10QSB
period 2000-02-06
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2000-03-27
CIK 807904

Form 10-QSB -- Page-1
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended February 06, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15900

                     DUPONT DIRECT FINANCIAL HOLDINGS, INC.

               (Exact name of Issuer as specified in its charter)

               Georgia                                       59-3461241
      other jurisdiction of                               (I.R.S. employer
   incorporation or organization)                        Identification No.)

                        (Address of principal offices)

                              42 Broadway Suite 101
                               New York, NY 10001

               (Issuer's telephone number, including area code)

                                  917-320-4800

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

    Title of Each Class                    Outstanding at February 06, 2000

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

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                       PAGE

ITEM 1   Financial Statements

          Balance Sheets as of February 06, 2000

          and February 04, 1999                                        3

          Statements of Operations for the Periods ending

          February 06, 2000 and February 04, 1999                      4

          Statements of Cash Flow for the Periods Ending

          February 06, 2000 and February 04, 1999                      5

          Notes to Financial Statements                                6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8

PART II  OTHER INFORMATION                                             9

         SIGNATURES                                                    9

                     Dupont Direct Financial Holdings, Inc.
                            (a Dormant State Company)
                                 Balance Sheet
                          Fiscal Years 2000 and 1999
                    February 06, 2000 and February 04, 1999
                                   (unaudited)

                                          02/06/00       02/04/99
 Assets


Organization Cost ................................      $      0       $      0

 Total Assets ....................................             0              0

Liabilities and Shareholder's Equity

Total Liabilities ................................      $  9,100       $      0

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
1,320,000 shares issued and outstanding ..........        13,200          2,872
Additional Paid in Capital .......................        37,975         46,040
Retained  Earnings (Deficit) .....................       (45,220)       (46,720)
Net Income/Loss ..................................       (15,055)        (2,192)

                                                        --------       --------


Total Shareholders' Equity .......................      $ (9,100)             0
                                                        --------       --------

Total Liabilities and
Shareholders Equity ..............................      $      0       $      0
                                                        ========       ========






                See accompanying notes to financial statements

                     Dupont Direct Financial Holdings, Inc.
                            (a Dormant State Company)
                            Statements of Operations
                           Fiscal Years 2000 and 1999
                            for the period ending
                   February 06, 2000 and February 04, 1999
                                   (unaudited)

                                    02/06/00          02/04/99
                                    -------           --------

Revenues .....................................         $     0          $     0

Expenses

Administrative Expenses ......................         $ 1,500          $ 2,192

Net Income/Loss for the quarter ..............         $(1,500)         $(2,192)
                                                       =======          =======


                See accompanying notes to financial statements

                     Dupont Direct Financial Holdings, Inc.
                            (a Dormant State Company)
                           Statements of Cash Flows
                           Fiscal Years 2000 and 1999
                              For periods ended
                    February 06, 2000 and February 04, 1999
                                   (unaudited)


For Periods Ended                          2/06/00     02/04/99
                                           --------------------

Cash Flows from
Operating Activities

   Net Income ................................         $(1,500)         $(2,192)

Net Cash Provided (used) /
By Operating Activities ......................               0                0


Expenses Paid by Capston .....................           1,500            2,192

Net Increase (Decrease) in Cash ..............               0                0
Cash at Beginning of Period ..................               0                0

Cash at End of Period ........................         $     0          $     0
                                                       =======          =======














                See accompanying notes to financial statements

                     Dupont Direct Financial Holdings, Inc.
                            (A Dormant State Company)


                                February 06, 2000


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

Note 2.PAID IN CAPITAL

Capston was not entitled to reimbursement for any expenses incurred by it on behalf of the Registrant. However, because Sally Fonner is both the Acting President of Dupont Direct Financial Holdings, Inc. and Capston, prior Staff Accounting Bulletins required under generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.


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

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits                      None
            --------

         B. Reports on Form 8-K           02/01/00; 02/08/00; 02/27/00
            --------------------




                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Dupont  Direct  Financial  Holdings,
                                      Inc.




                                          __________/s/__________
                                          Randy M. Strausberg
                                          Chief Executive Officer
                                          Dated: March 27, 2000


                                                 /s/
                                          --------------------
                                          Randy M. Strausberg

                                          Chief Financial Officer
                                          Dated: March 27, 2000