Form 10KSB/A
period 2000-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2000-08-08
CIK 807904

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        Commission File Number 0-15900

                Dupont Direct Financial Holdings, Incorporated
                (Name of small business issuer in its charter)
                    For Fiscal Period Ended March 31, 2000

             Georgia                                          59-3461241
(State or other jurisdiction of                    (IRS Employer identification
 incorporation or organization)                                  No.)

                           42 Broadway, Suite 1100-26
                            New York, New York 10004
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (917) 320-4800

  Securities Registered under Section 12(g) of the Exchange Act:

     Common Stock, par value $.01 per share.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorterperiod that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     Annual Report on Form 10-KSB for F/Y/E 05/1999 dated February 8, 2000 Report SC 14F1 dated February 25, 2000
     Current Report on Form 8-K dated April 20, 1999
     Current Report on Form 8-K dated February 7, 2000

     All amendments to such Current Reports on Form 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act.

     The number of shares outstanding of the Registrant's common stock was 1,320,000 (according to the records of the transfer agent, American Stock Transfer & Trust Company) as of May 5, 1999, and 7,161,964 as of the date of this Annual Report on Form 10-KSB. The Company's Common Stock is listed for trading on the NASD's Over-the-Counter-Electronic Bulletin Board (OTCEBB) under the symbol DIRX.

                                     PART I.

Item 1.     Description of Business.

A.  F/Y/E 03/31/2000 Corporate Information.

            During the shortened, transitional fiscal year between May 5, 1999, and March 31, 2000, Dupont Direct Financial Holdings, Incorporated (OTCEBB:
DIRX; hereinafter DIRX or the Company)1 was engaged in the process of a reorganization transaction (the 1999 Reorganization) of acquiring an operating business interested in housing itself in a then-substantially dormant, publicly-owned corporate entity such as the Company.2 During the fiscal year ended May 4, 1999, the Company, then named Marci International Imports, Inc. (Marci) believed it had consummated such a transaction as described in its ad hoc interim report on Forms 8-K dated April 2, 1999, and amendments thereto dated April 20, 21, and May 3, 1999. The 1999 Reorganization transaction was to have taken place with the Company acquiring the operating financial services companies of FAB Capital Corporation and certain other assets in exchange for the Company's common stock.

            The 1999 Reorganization did not "close" in a consummating consolidating event, and instead it was left principally in a contractual executory condition awaiting "closing" in an unscheduled piecemeal fashion.3 As a consequence of the failure to "close" the 1999 Reorganization in a consummating consolidating event, subsequent and/or previously unknown events, matters, and occurrences, largely domiciled within FAB Capital Corporation and its operating subsidiaries, arose or were discovered. These subsequent or previously unknown matters, in the judgment and opinion of the Company's current and former management, rendered the completion of the 1999 Reorganization unduly burdensome, complex, and expensive, if not impossible. Therefore, late in the third calendar quarter, or early in the fourth calendar quarter of 1999, decisions were made by the previous management and Board for the executed portions of the 1999 Reorganization to be rescinded, and the unexecuted portions to be canceled. This is more fully discussed in prior filings.

            Substantially concomitantly with the decision to extricate itself from the 1999 Reorganization, the Company's prior management and Board pursued and consummated an alternative reorganization or business combination (the 2000 Reorganization). The 2000 Reorganization involved the Company acquiring the financial advisory services operating assets, and certain other nonoperating assets, of Wavecount, Inc. (WVCI). The 2000 Reorganization, however, could not be completed in time to give the Company at least one full fiscal quarter of the operations of the properties acquired in that Reorganization. Accordingly, management determined to change its fiscal year, and report a shortened, transitional fiscal period ending at March 31, 2000, just before the completion of the 2000 Reorganization, and to synchronize the fiscal year ends of all its acquired assets to the same date.

            After the decision to rescind and cancel the 1999 Reorganization, certain former officers of FAB Capital proposed an alternative business combination (the 2000 Reorganization). After evaluating the proposal, the board of directors of the Company agreed to issue 5,830,000 shares of the Company's common stock to Wavecount, Inc. (Wavecount or WVCI), a privately-held financial services holding company, in exchange for substantially all of the operating, and certain investment, assets of Wavecount. The assets agreed to be transferred to the Company in connection with the 2000 Reorganization include:

      Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements. DSGI is now 100% by owned DIRX, although the approval of the acquisition by the National Association of Securities Dealers, Inc. ("NASD") pursuant to its rules is still pending. Such approval is reasonably expected in due course.

      Wavecount  Futures,  Inc.  ("Futures"),  an  Introducing  Futures Broker
      registered  with  the  National  Futures   Association   (NFA)  and  the
      Commodity Futures Trading Commission (CFTC);

      Wavecount Asset Management, LLC. ("WAM"), an investment manager that is a New York State Registered Investment Advisor (RIA).

      A 49% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. Along with Murray Lee, the 51% Navajo majority partner, Wavecount established NAFSCO as the first Native American financial services company resident on a Native American reservation.

      B&S Portfolio Management, GmbH ("B&S"), a registered securities broker located in Munich, Germany which also operates as an asset management firm and investment advisor. Wavecount has signed a letter of intent to acquire B&S in exchange for 200,000 newly issued shares of the Company's common stock.4

            The non-operating assets agreed to be transferred, and transferred following March 31, 2000, are as follows.

      300,000 shares of King's Road Entertainment, Inc. (OTCBB: KREN); 250,000 shares of Chariot International Holdings, Inc. (OTCBB: CHIH); 250,000 shares of Immediate Entertainment Group, Inc, (OTCBB: IEGPE).

B.  Corporate History Prior to F/Y/E May 4, 1999.

            DIRX is a Georgia  corporation  formerly  known as FAB Global,  Inc.
(FABG), and before the first calendar quarter of 1999 as Marci International Imports, Inc. (Marci). Marci conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, Marci also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of a 1989 bankruptcy proceeding, Marci became an inactive shell that had no material assets, liabilities or business activities. Marci remained inactive until June 1998 when its stockholders approved a plan of reorganization proposed by Capston Network Company of Clearwater, Florida ("Capston"). This plan of reorganization authorized Capston to seek a suitable business combination opportunity for the Company, authorized a series of changes in the Company's corporate structure, and provided for stock-based compensation to Capston and others for services rendered and to be rendered in connection with the implementation of the plan of reorganization. Capston began actively seeking a business opportunity for the Company in the summer of 1998. After investigating a number of potential opportunities, Capston negotiated a business combination transaction (the 1999 Reorganization) with FAB Capital Corporation, an Idaho corporation ("FAB Capital") and Western Union Leasing Ltd., a trust organized under the laws of the United Kingdom ("Western"). Details of this are included in the Company's prior recent filings. That transaction was never completed, and to the extent it was partially performed, it was rescinded, and the executory portions canceled, as described above.

            Prior to the 1999 Reorganization, the Company had no material assets, liabilities or business operations. In substance, the Company was a publicly held "shell" corporation whose sole business activity was the search for a suitable business opportunity. As a result of the 1999 Reorganization, the Company had certain contract rights as of May 5, 1999, the end of its then-most recent fiscal year. Since the 1999 Reorganization was rescinded and canceled, however, and the 2000 Reorganization was not completed until after the end of the shortened, transitional fiscal year end, this Annual Report on Form 10-KSB will treat the Company as a publicly held "shell" until after the date of the 2000 Reorganization. The transfer of WVCI's principal operating asset, the broker-dealer Dupont Securities Group, Inc., was made on May 17, 2000, following the expiration of a thirty day advance notice period required by NASD rules.

            Unless otherwise noted, the discussion of historical events in this Annual Report on Form 10-KSB relates to the operations of the Company prior to the consummation of the 2000 Reorganization. Similarly, forward-looking discussions relate to the ongoing business of the Company after the rescission and cancellation of the 1999 Reorganization and the implementation of the 2000 Transaction.


C.  Business of the Company after 2000 Reorganization.

                                    1. DSGI.

            The Company is a holding company that conducts its business activities through four subsidiaries. Its present principal operating subsidiary is Dupont Securities Group, Inc. (DSGI), a full-service retail and institutional securities brokerage and dealer since 1996. Prior to its acquisition by WVCI, DSGI was a substantially dormant broker/dealer. It had little preexisting business operations, revenue, profits, assets or liabilities. Through its new ownership and management provided by WVCI (and now DIRX), DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. The main business lines center around Fixed Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds.

            DSGI is  registered  as a  broker-dealer  with  the  Securities  and
Exchange Commission (SEC) pursuant to section 15 of the Securities Exchange Act of 1934,(`34 Act or Exchange Act), and is a member of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the `34 Act. It is also registered with the Municipal Securities Rulemaking Board (MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). As a result of these various qualifications, it is eligible to conduct its operations nationwide, including its districts and territories, and is in fact licensed to conduct its business in some 32 of those jurisdictions.

            DSGI is an introducing broker/dealer that ultimately clears and settles all of its customer and proprietary trades through Schroder and Co.,5 an internationally renowned investment banking firm headquartered in London, United Kingdom, with offices worldwide. Through Schroder the firm's retail accounts are insured up to $50 million ($100,000 for cash). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms.

            DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an
Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank of New York. DSGI trades with these large accounts by way of a guaranty letter provided by Schroder, Inc.

            DSGI also specializes in providing Fixed Income execution services to small dealers without their own bond desks or by providing expertise to other bond traders in specialized securities. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances with other dealers.

             Each of the Company's senior managers has over 20 years of investment experience, particularly Fixed Income. The senior managers have an established clientele of institutional investors and individual investors who require a wide variety of analytical and brokerage services, and that demand hands-on trading and order execution capabilities that are not generally available through similar-sized competitive firms in the securities brokerage, commodities brokerage and investment banking industries.

            DSGI is a member of the NASD operating under Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services. DSGI has registered as an Insurance Agency in order to provide retail clients the opportunity to purchase insurance-wrapped investment products such as annuities.

            Through Schroder, DSGI will shortly be able to provide Internet access for trade execution and market information for retail clients. The Company sees this as a significant growth area for Fixed Income business. (Customers will also be able to electronically trade stocks). The service will be available through DSGI's website under the name DupontDirect.com. Via a hot link to Schroder, clients will be able to open accounts, receive market information, execute trades and see the status of their account.

            DSGI limits its investment banking activities to businesses in which it has, through the experience of its senior staff, an in depth understanding of a particular business's orientation and financial needs. The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise.

                     2.  Wavecount Asset Management, LLC.

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

            Through its association with NAFSCO (see below), WAM is being considered for management of funds held by Native American Nations.

                          3. Native American Business.

            Native American Financial Services - One of DIRX's principal targets for growth is the development and strengthening of relations with Native Americans. For a variety of reasons, Native American Nations have had little access to the capital markets. As a result they have not been able to raise the funds needed to raise levels of employment and self-sufficiency by seeding and supporting entrepreneurial activity on reservations or attracting outside business to the reservation.

            In recent years, however, with changes in Bureau of Indian Affairs regulations, tribes are taking more control of Trust Funds and revenue streams, not only from well-known casino activity, but also from funds previously managed in Washington and revenue from mineral resources. In many ways, these are Developing Nations, with a need to increase skills in evaluating business proposals, selecting advisors, training entrepreneurs, funding business loans and industrial parks. Fixed Income expertise is particularly important for fund raising for these projects. Very few Native American bond issues have been sold, and almost none have been publicly traded. The Company's senior management members are experts at structuring Fixed Income issues. In some cases, these Nations can issue tax-exempt municipal bonds, which wealthy investors will find appealing when they can be structured for safety and above normal yields.

                               4.  Derivatives.

            Derivative Brokerage--Wavecount Futures has been organized to supplement DSGI's institutional or retail fixed income or equity index product line. Since many investment products are derivative, an ability to provide access to futures enhances the trade ideas that generate cash market bond business. Through "Futures" the company can offer hedging or swap related fixed income ideas. In addition, through its association with Top Gun Capital Management, Inc. (TGCM), a registered CTA, Futures will provide investment ideas in derivatives related to Fixed Income, currencies and Equity Indices. Through its association with Alaron Trading, clearing through E.D.F. Man, one of the largest futures brokers in the world, Futures can provide on-line trading and account opening.

D.  Competition and Regulation.

            The Company's current principal operating subsidiary, DSGI, conducts its business in the highly competitive and highly regulated securities industry. The Company expects to encounter intense competition in all aspects of its business, and expects this competition to increase. Principal competitors include traditional investment banking and brokerage firms. Most of these investment banking and brokerage firms have been established far longer, are far better capitalized and staffed, and have much larger, established customer bases. The Company's prospects for success in meeting such competition is dependent on key personnel in providing creative ideas for fixed income products and the development of significant Native American business volume for that highly under-served clientele with whom the Company has a unique relationship. This business requires the employment of highly skilled personnel. The recruitment and retention of experienced investment professionals and managers are particularly important to the Company's performance and success. The loss of the services of any key personnel or the inability to recruit and retain experienced investment professionals and managers in the future could have a material adverse effect on business, financial condition and operating results. Moreover, competition for such personnel is intense. The ability to compete effectively depends on the ability to attract and retain the quality personnel the Company's operations and development require.

            DSGI is registered as a broker-dealer with the SEC which has in large part delegated ordinary, day-to-day oversight of broker-dealers to the self-regulatory organizations of the stock market, i.e., the stock exchanges and the NASD. The Designated Examining Authority (DEA) for DSGI is the NASD. DSGI is subject to routine examination at any time by both the SEC and the NASD, although it is subject to a cyclical routine examination by the NASD every two years. As a regular matter in the ordinary course DSGI receives regulatory inquiries on a wide range of securities industry subjects several times a year. DSGI is also subject to the regulatory authority of every state jurisdiction in which it is registered. If DSGI fails to comply with applicable laws and regulations, it may face penalties or other sanctions that may be detrimental to business. That is, for failure to comply with an applicable law or regulation, government regulators and self regulatory organizations may institute administrative or judicial proceedings against the Company that could result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the loss of status as a broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any material penalties or orders on DSGI could have a material adverse effect on the Company's business, operating results and financial condition.


Item 2.  Description of Property.

            In connection with the 2000 Reorganization, the board of directors of the Company agreed to issue 5,830,000 shares of the Company's common stock to Wavecount in exchange for the following assets:

      Dupont Securities Group, Inc.
      Wavecount Futures, Inc.
      Wavecount Asset Management, Inc.
      Native American Financial Services Company 49% interest.
      B&S Portfolio Management, GmbH Letter of Intent.
      300,000 shares of King's Road Entertainment, Inc. (OTCEBB: KREN); 250,000 shares of Chariot International Holdings, Inc. (OTCEBB: CHIH); 250,000 shares of Immediate Entertainment Group, Inc, (OTCEBB: IEGPE).

            DSGI, WAM, Futures and the stock owned by the Company are located at the Company's headquarters in leased premises located at 42 Broadway, Suite 1100-26, New York, New York 10004. The lease is for a term of ten (10) years that began on October 1, 1999, and is in the name of DSGI at the date of this report. The terms of the lease specify that the leasehold transfers to the Company as of the date of DSGI's acquisition by the Company.

            NAFSCO is located in premises leased from one of the Company's officers and directors located in Window Rock, Arizona. The lease, which commenced May 1, 2000, is for a two year term with a balloon purchase obligation at the end of the leased term.

            B&S is located in leased premises in Munich, Germany.

            Detailed disclosure relating to the 2000 Reorganization Properties is included in the Company's Current Report on Form 8-K dated February 7, 2000 and as amended from time to time. Such disclosure is incorporated herein by this reference.

Item 3. Legal Proceedings.

            As of March 31, 2000, there were none. Since March 31, to the date of this Report several legal proceedings have been initiated against the Company or its subsidiaries in the normal course of its business. All of these, however, are based on matters and events occurring prior to the time that WVCI owned the operating businesses acquired by the Company from WVCI. Management believes that all of these proceedings are frivolous and have been brought at this time when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses. All of these matters are so recent that literally no discovery has taken place, but it is management's intention to defend all such matters vigorously.

Item 4.  Submission of matters to a vote of Security Holders.

            No matters were submitted for a vote of the Company's security holders during the fourth quarter of the period ended March 31, 2000, or during the intervening period between the end of such period and the date of this Annual Report on Form 10-KSB.

                                   PART II.

Item 5.  Market for Registrant's Common Equity.

            The Company's Common Stock is listed for trading on the NASD's OTCEBB under the symbol DIRX. The following table shows the reported high and low bid prices for shares of the Company's common stock for the periods presented. All values for periods prior to April 2, 1999 have been restated to give retroactive effect to a 1 for 18 reverse stock split that was effected on that date. The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Because the trading in the stock was sporadic and rare before the business combination, the normal two year reporting of the High and Low of the prices for the quarter, while reported, has little meaning. Please note that the high in the last quarter of the 1999 fiscal year, was immediately after the stock reverse split and business combination, while the rest of the prices were before the stock reverse and have not been adjusted. However, when it did trade it traded around the $18 mark with small trades.

Year ended May 5, 2000
                                                          High       Low

          First Quarter Ended  August, 1999 ...           4.75      1.25
          Second Quarter Ended November, 1999 .           1.50       .375
          Third Quarter Ended in February, 2000           1.5938     .375
          Period Ended March 31, 2000 .........           2.75      1.25

          Year ended May 4, 1999
          First Quarter Ended  August, 1998 ...            .36       .36
          Second Quarter Ended November, 1998 .            .36       .36
          Third Quarter Ended in February, 1999            .36       .18
          Fourth Quarter Ended in May, `1999 ..          18.00       .36

Item 6. Management Discussion and Analysis or Plan of  Operations.

Financial Condition

            As a result of its 1989 Bankruptcy, the Company had no assets, liabilities, or ongoing operations and had not engaged in any business activities since September 1990. The Company had no operations during the period ended May 5, 1999 and except for certain contract rights under an agreement that was subsequently rescinded in its entirety, had no material operations, assets or liabilities as of March 31, 2000. As a result of the 2000 Reorganization, the Company has recently become a diversified financial services holding company and acquired the assets described in the Company's Current Report on Form 8-K dated February 7, 2000, and as amended from time to time. Such disclosure is incorporated herein by this reference.

Plan of Operations

            Until the closing of the 2000 Reorganization, the Company was an inactive publicly held "shell: that had no material assets, liabilities or business operations. As a result of the 2000 Reorganization, the Company will become a diversified financial services holding company engaged in the business activities described elsewhere herein.

Item 7.  Financial Statements.

            The financial statements of the Company as of March 31, 2000 and for the period ended March 31, 1999 are attached hereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            The Company's financial statements as of May 5, 1999 and for the years ended May 5, 1999 and 1998 were audited by the firm Want and Ender, New York, New York. The financial statements for the period ended March 31, 2000, have been audited by the firm of Bernstein Pancake & Kaminsky ("BP&K"). During the fiscal years set forth above, and the subsequent interim there have been no reportable disagreements between the Company and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in auditors, which was approved by the Company's Board of Directors, was made because BP&K have been the auditors for the principal operating subsidiary, DSGI, for the past year, and the Company did not wish to incur the expenses for two separate firms to perform the two audits.

                                    PART III.

Item 9.  Directors and Executive Officers of the Registrant.

                             Officers and Directors.

Name                    Age   Position

Randy M. Strausberg     50    Dir., Chief Executive Officer/President
Steven A. Muchnikoff    44    Dir., Chief Operating Officer
David W. Parsons        46    Dir, Chief Legal Officer and
                               Secretary/Asst. Treasurer
Marc Greenspan          45    Dir.,Treasurer/Asst Secretary
Elroy Drake             58    Director

            Under the terms of the 2000 Reorganization, WVCI had the right to replace the predecessor board of directors with its own nominees. WVCI has nominated Randy M. Strausberg, Steven A. Muchnikoff, David W. Parsons, Marc Greenspan, and Elroy Drake to serve as directors of the Company (the "New Directors"). The predecessor board appointed WVCI's nominees as the New Directors effective on or about March 13, 2000.

Randy M. Strausberg. Mr. Strausberg was a founder of Wavecount in or about September 1998. Currently, he is President of Wavecount. He has also been nominated to serve as a New Director. Mr. Strausberg is also an officer of Capital, as explained in greater detail in prior recent filings. Mr. Strausberg has served as the director of fixed income trading in the New York Office of Credit Lyonnais, as a senior vice president, proprietary trading in the New York office of HSBC Securities, as a senior vice president, manager of fixed income in the New York office of Commerzbank Capital Markets and as a vice president, treasury department in the New York office of Bank Austria. Mr. Strausberg accumulated 24 years of experience as an employee and/or principal of several securities firms, including S.V.P., Deputy Manager of Fixed Income at Nikko Securities International, a Primary Dealer in U.S. Government Securities. Mr. Strausberg is a 1970 graduate of Brooklyn College, City University of New York (BS in Economics) and a 1974 graduate of New York University Graduate School of Business (MBA). Mr. Strausberg holds various securities and commodities licenses including Series 3,4,7,24, 27, 53, 55 and 63.

Marc Greenspan. Mr. Greenspan is currently a director of Wavecount. He is also a director of Capital, as explained in greater detail in prior recent filings. He has over twenty years of experience in trading U.S. Government Securities. Mr. Greenspan headed the U.S. Government Securities Department at L.F. Rothschild and was Co-Manager of Arbitrage at Nikko Securities. Mr. Greenspan also helped design the first issues of dealer created Zero-Coupon bonds at Paine Webber. He has designed a proprietary risk free guaranty structure using U.S. Treasury Zero-Coupon securities. Mr. Greenspan has a B.A. in Economics from Rutgers University and is a government securities representative.

Steven A. Muchnikoff. Mr. Muchnikoff is a Director of Wavecount. He has over twenty years of experience in fixed income, currencies and equities. He was Vice President in charge of U.S. Treasury trading and sales for Nesbitt Burns Securities, London. At First Interstate Bank he assisted in the design of their U.S. Treasury Options program and also was Managing Director and Partner of Atlantic Alliance Securities, Ltd., London. Mr. Muchnikoff has a B.S. in Business Administration from the University of Southern California and is a registered principal with the Securities and Futures Authority, United Kingdom. He also has various U.S. licenses with the NASD.

David W. Parsons. Mr. Parsons is General Counsel of Wavecount. Previously, Mr. Parsons had served as the general counsel or assistant general counsel for several other New York-based broker-dealers for approximately five years. He also was special counsel for financial affairs at Antioch College. Mr. Parsons has twenty years experience in the field of securities law including a total of approximately eight years with the Division of Enforcement of the Securities and Exchange Commission and the Antifraud Department of the National Association of Securities Dealers. Mr. Parsons is a 1975 graduate of New College, Sarasota, Florida (BA in Political Science) and a 1979 graduate of the Georgetown University Law Center (JD Cum Laude).

Elroy Drake. Mr. Drake is a member of the Navajo Indian Nation, and received a B.A. in Business Administration from Northern Arizona University. Mr. Drake recently completed a four-year term as the Tax Commissioner of the Navajo Nation during which, among other duties and responsibilities, he assisted in the development of investment strategies for the $1.5 billion Navajo Nation Permanent Trust Fund.. Prior to his term as Tax Commissioner, Mr. Drake was the Chief Executive Officer of the Hoopa Valley Indians" Department of Enterprises where he was instrumental in founding the Hoopa Valley Indian Gaming Casino. Mr. Drake is presently engaged in independent financial consulting for several Native American Nations, and recently assisted Kayenta Township, an independent city on the Navajo Nation, in the development of a sales tax.

Other Significant Employees.

Lewis Goldman. Mr. Goldman is a Director of Wavecount, and a Senior Managing Director, responsible for all of Fixed Income and Equity Sales & Trading and for new business development for Dupont Securities Group, Inc. Mr. Goldman joined Dupont Securities Group in February 2000. Prior to joining Dupont, Mr. Goldman was a Managing Director of the Financial Products Group for FIMAT USA, Inc. (a wholly owned subsidiary of Societe Generale). At FIMAT Mr. Goldman introduced and built numerous riskless principal fixed income and derivative product trading and sales distribution businesses. Products introduced at FIMAT always complemented institutional clients needs. Those products offered at FIMAT spanned the fixed income arena and ranged from Treasury Securities to Credit Derivatives. In 1988, Swiss Bank Corporation, to provide both management expertise and fixed income sales experience, recruited Mr. Goldman. Swiss Bank's success in gaining Primary Dealer status was in large part due to Mr. Goldman's efforts. Since graduating with a B.S. degree in Finance from the University of Buffalo in 1979, Mr. Goldman spent 10 years working in the investment banking and real estate divisions of Citicorp. At Citicorp, Mr. Goldman facilitated both fixed income transactional business and consummated negotiated transactions for the disposal of the banks real estate holdings. Mr. Goldman also worked for Japan's largest investment bank, Nomura Securities structuring and marketing over the counter swaps and structured notes.

Gerald Heilpern. Mr. Heilpern is Director of Sales for DSGI. He attended the Philadelphia College of Textiles and Columbia University. He started his securities career at Bache & Co. (now Prudential) in 1968. From 1974 to 1988 he was the manager of fixed income at Phillips, Appel and Walden, a regional firm with over four hundred salesmen. During his career in the securities industry, he has been a registered representative, fixed income manager, branch office manager and Chief Operating Officer at several broker-dealers. He holds the following securities industry licenses: 4,7,24,53,55,63,and 73.

Item 10.  Executive Compensation.

            Sally A. Fonner, the Company's sole director and Chief Executive Officer until her resignation on or about March 13, 2000, in connection with the implementation of the 2000 Reorganization, did not received any cash compensation for services performed on behalf of the Company. Ms. Fonner did receive, however, 96,400 shares of the Company's Common Stock for her services.

            In connection with the new transaction, written employment agreements were approved by Wavecount for the following executives: Randy M. Strausberg, Steven A. Muchnikoff, Marc Greenspan and David W. Parsons. These agreements require the executives and key employees to devote substantially all of their business time to the affairs of the Company, its subsidiaries and Wavecount, establish standards of conduct, prohibit the solicitation of existing clients after termination, expressly affirm the Company's rights respecting the ownership and disclosure of confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement by the employee or the Company.

            The  following  table   summarizes  the   compensation   payable  to
executives and key employees under the terms of their respective employment agreements.

Employee  Position  Term  Salary  Initial  Stock  Option

Randy  M. Strausberg    CEO   5 years    $150,000     250,000  shares (1)
David W. Parsons   General Counsel 5 years  $100,000  125,000 shares  (1)
Steven  Muchnikoff  COO 5 years $100,000  125,000 shares (1)
Marc Greenspan  Treasurer 5 years $100,000  125,000 shares (1)

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          In connection with the 1999 Reorganization, FAB Capital and Western received a total of 11,400,000 shares of the Company's common stock that were subsequently returned to the Company for cancellation. Further, in conformity with plan of reorganization approved by the Company's stockholders, certain persons designated by Capston received 300,000 shares of Common Stock for administrative and management services, 150,000 shares of Common Stock were issued to legal counsel for the parties and 570,000 shares of Common Stock were issued to certain finders who assisted Capston in the identification of FAB Capital and Western as potential business combination candidates, the introduction of FAB Capital and Western to the Company, the collection and analysis of due diligence information. All shares of Common Stock issued to designees of Capston, legal counsel and the finder were registered under the Securities Act of 1933 prior to issuance, and were subject to "bleed out" and "lock-up" agreements which restrict the re-sale rights of the recipients thereof. As a result of the foregoing, the Company had approximately 12,720,000 shares issued and outstanding after the execution of the agreements relating to the 1999 Reorganization. After giving pro forma effect to the surrender of 11,400,000 shares in connection with the rescission of the 1999 Reorganization, the Company had approximately 1,331,964 shares issued and outstanding prior to the 2000 Reorganization.

            In connection with the 2000 Reorganization, the Company has issued 5,830,000 new common shares to Wavecount and/or its designees. Therefore, at the date of this Annual Report on Form 10-KSB, the Company has approximately 7,161,964 shares issued and outstanding.

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

Name and Address of                  Shares                       Percent
Beneficial Owner

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

Item 12. Certain Relationships and Related Transactions.

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

Item 13. Exhibits - Financial Statement Schedules and Reports.

Financial statements filed with this report:
      Balance Sheets as of March 31, 2000, and 1999
      Statements of Operations for the periods ending March 31, 2000, and 1999 Statements of Changes in Shareholder's Equity/(Deficit) for the periods ended March 31, 2000, and 1999; Statements of Cash Flows for the years ending March 31, 2000, and 1999.

                                   SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Dupont Direct Financial Holdings, Incorporated

Date: August 3, 2000          By______/S/______________
                              Randy M. Strausberg, President

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date August 3, 2000           By______/S/______________
                              Randy M. Strausberg, Chairman and President


--------
1 Between April 2, 1999, and March 7, 2000, the Company was named FAB Global, Inc. (FAB), and immediately prior to that it was named Marci International Holdings, Inc. (Marci), all as described more fully in the Company's immediately previous filings which are incorporated herein by reference as fully as though set forth herein verbatim, by Exhibit or otherwise.

2 The plan for such a business reorganization was described in a Proxy Statement dated May 7, 1998, incorporated herein be reference as fully as though set forth here verbatim, by Exhibit or otherwise, and approved by the shareholders at the shareholders' meeting conducted on June 19, 1998.

3 The facts and matters constituting the reasons the 1999 Reorganization was not "closed" are subject to various interpretations, not all of which are in harmony. Prior publicly-filed Reports of the Company concerning this subject were made by the prior management of the Company, subject to review and comment by some members of current management, but not subject to the current management's control. 4 Although this acquisition and associated transfer was expected to be completed by April 30, 2000, it has not yet occurred, and in the opinion of management, the present probability of its completion is remote. 5 Schroder has recently been acquired by CitiGroup Salomon Smith Barney and it has been announced that the Schroder clearing subsidiary will be divested. At this time DIRX management is confident that the Schroder clearing subsidiary will be acquired in-tact by another institution of equal reputation and wherewithal. In the remote event that such does not occur, DSGI has secured tentative agreements for other high-caliber clearing services that will allow DSGI to retain and improve its customer relationships for the business lines in which the clearing agent is an important ingredient.

                     DUPONT DIRECT FINANCIAL HOLDINGS, INC.
                          (A Dormant State Registrant)

                                 BALANCE SHEETS

                                    MARCH 31,


                                                       2000             1999
                                                    ------------   -------------
                                                                   (Unaudited)


                           ASSETS

Cash                                                        $ -             $ -
                                                    ------------   -------------

Rent security deposit                                 68,329.00                -

                                                    ------------   -------------
                                                    ------------   -------------
   Total Assets                                     $ 68,329.00             $ -
                                                    ============   =============


                           LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
  Accrued expenses                                   $ 6,531.00             $ -
  Corporate taxes payable                              1,600.00               -
  Due to stockholder                                  68,329.00               -
  Deferred rent payable (Note 2)                      31,495.00               -
                                                    ------------   -------------
                                                    ------------   -------------
   Total Current Liabilities                         107,955.00               -
                                                    ------------   -------------


COMMITMENTS AND SUBSEQUENT EVENTS (Notes 2 and 3)

Shareholder's Deficiency
  Common stock, par value $0.01 per share
    Authorized...............20,000,000 shares
    Issued and outstanding....1,331,964 shares        13,320.00       13,320.00
  Paid in capital                                     41,574.00       37,119.00
  Accumulated deficit                                (94,520.00)     (50,439.00)
                                                    ------------   -------------

   Total Shareholders' Deficiency                    (39,626.00)              -
                                                    ------------   -------------

   Total Liabilities and Shareholders' Deficiency   $ 68,329.00             $ -
                                                    ============   =============

                     DUPONT DIRECT FINANCIAL HOLDINGS, INC.
                          (A Dormant State Registrant)

         STATEMENTS OF OPERATION AND CHANGES IN SHAREHOLDERS' DEFICIENCY

               FOR THE PERIODS MAY 5, 1999 THROUGH MARCH 31, 2000
                     AND MAY 5, 1998 THROUGH MARCH 31, 1999



                                                        2000            1999
                                                     -----------     -----------
                                                                     (Unaudited)
Income
  Interest                                                  $ -             $ -
                                                     -----------     -----------

Expenses
  Rent expense (Note 2)                               31,495.00               -
  Administrative expenses                             10,986.00       40,734.00
                                                     -----------     -----------

   Loss before corporation tax expense               (42,481.00)     (40,734.00)

  Corporation tax expense                              1,600.00               -
                                                     -----------     -----------

   NET LOSS                                           44,081.00       40,734.00

Accumulated Deficit - at beginning of period         (50,439.00)      (9,705.00)
                                                     -----------     -----------

Accumulated Deficit - at end of period               (94,520.00)     (50,439.00)
                                                     -----------     -----------


Common Stock                                          13,320.00       13,320.00
                                                     -----------     -----------

Additional paid-in capital - at beginning of period   37,119.00        6,707.00
Contributions during year                              4,455.00       30,412.00
                                                     -----------     -----------

Additional paid-in capital - at end or period         41,574.00       37,119.00
                                                     -----------     -----------

Shareholders' Deficiency                             $(39,626.00)           $ -
                                                     ===========     ===========

Basic and fully diluted earnings (loss) per share       $ (0.03)        $ (0.03)

                     DUPONT DIRECT FINANCIAL HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

               FOR THE PERIODS MAY 5, 1999 THROUGH MARCH 31, 2000
                     AND MAY 5, 1998 THROUGH MARCH 31, 1999

                                                       2000            1999
                                                    -----------     -----------
                                                                    (Unaudited)

Cash flows from operating activities                $(44,081.00)    $(40,734.00)
  Net loss
  Adjustment to reconcile net loss to net cash
   provided by operating activities
    Changes in operating assets and liabilities
     Increase in accrued liabilities                  6,531.00               -
     Increase in income taxes payable                 1,600.00               -
     Increase in deferred rent payable               31,495.00               -
                                                    -----------     -----------


      Net cash used in operating activities          (4,455.00)     (40,734.00)
                                                    -----------     -----------


Cash flow from financing activities
   Issuance of common stock                                  -       10,322.00
   Additional paid-in capital contributed             4,455.00       30,412.00
                                                    -----------     -----------

  Net cash provided by financing activities           4,455.00       40,734.00
                                                    -----------     -----------

Net increase in cash and equivalents                         -               -

Cash and equivalents, end of year                          $ -             $ -
                                                    ===========     ===========

Supplemental cash flow information:
  Cash paid during the year for interest                     -               -
                                                    ===========     ===========
  Cash paid during the year for taxes                        -               -
                                                    ===========     ===========