Form 10KSB/A
period 2000-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2000-08-11
CIK 807904

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

            Substantially concomitantly with the decision to extricate itself from the 1999 Reorganization, the Company's prior management and Board pursued and consummated an alternative reorganization or business combination (the 2000 Reorganization). The 2000 Reorganization involved the Company acquiring the financial advisory services operating assets, and certain other nonoperating assets, of Wavecount, Inc. (WVCI). The 2000 Reorganization, however, could not be completed in time to give the Company at least one full fiscal quarter of the operations of the properties acquired in that Reorganization. Accordingly, management determined to change its fiscal year, and report a shortened, transitional fiscal year ending at March 31, 2000, just before the completion of the 2000 Reorganization, and to synchronize the fiscal year ends of all its acquired assets to the same date.

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

Item 7.  Financial Statements.

            The financial statements of the Company as of March 31, 2000 and for the period ended May 4, 1999 are attached hereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            The Company's financial statements as of May 5, 1999 and for the years ended May 5, 1999 and 1998 were audited by the firm Want and Ender, New York, New York. The financial statements for the period ended March 31, 2000, have been audited by the firm of Bernstein Pinchuk & Kaminsky ("BP&K"). During the fiscal years set forth above, and the subsequent interim there have been no reportable disagreements between the Company and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in auditors, which was approved by the Company's Board of Directors, was made because BP&K have been the auditors for the principal operating subsidiary, DSGI, for the past year, and the Company did not wish to incur the expenses for two separate firms to perform the two audits.

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

Lewis Goldman . Mr. Goldman is a Director of Wavecount, and a Senior Managing Director, responsible for all of Fixed Income and Equity Sales & Trading and for new business development for Dupont Securities Group, Inc. Mr. Goldman joined Dupont Securities Group in February 2000. Prior to joining Dupont, Mr. Goldman was a Managing Director of the Financial Products Group for FIMAT USA, Inc. (a wholly owned subsidiary of Societe Generale). At FIMAT Mr. Goldman introduced and built numerous riskless principal fixed income and derivative product trading and sales distribution businesses. Products introduced at FIMAT always complemented institutional clients needs. Those products offered at FIMAT spanned the fixed income arena and ranged from Treasury Securities to Credit Derivatives. In 1988, Swiss Bank Corporation, to provide both management expertise and fixed income sales experience, recruited Mr. Goldman. Swiss Bank's success in gaining Primary Dealer status was in large part due to Mr. Goldman's efforts. Since graduating with a B.S. degree in Finance from the University of Buffalo in 1979, Mr. Goldman spent 10 years working in the investment banking and real estate divisions of Citicorp. At Citicorp, Mr. Goldman facilitated both fixed income transactional business and consummated negotiated transactions for the disposal of the banks real estate holdings. Mr. Goldman also worked for Japan's largest investment bank, Nomura Securities structuring and marketing over the counter swaps and structured notes. Gerald Heilpern. Mr. Heilpern is Director of Sales for DSGI. He attended the Philadelphia College of Textiles and Columbia University. He started his securities career at Bache & Co. (now
Prudential) in 1968. From 1974 to 1988 he was the manager of fixed income at Phillips, Appel and Walden, a regional firm with over four hundred salesmen.
During his career in the securities industry, he has been a registered representative, fixed income manager, branch office manager and Chief Operating Officer at several broker-dealers. He holds the following securities industry licenses: 4,7,24,53,55,63,and 73.

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

                    DUPONT DIRECT FINANCIAL HOLDINGS, INC.
                         (A Dormant State Registrant)

                             FINANCIAL STATEMENTS
                                     WITH
                         INDEPENDENT AUDITORS' REPORT
                               FOR THE PERIODS
                      MAY 5, 1999 THROUGH MARCH 31, 2000
                                     AND
                      MAY 5, 1998 THROUGH MARCH 31, 1999
                                 (Unaudited)

                                                                          PAGE


Independent Auditors' Report                                               1

Financial Statements
      Balance Sheets                                                       2
      Operations and Changes in Shareholders' Deficiency                   3
      Cash Flows                                                           4

Notes to Financial Statements                                             5-6

The Board of Directors
   Dupont Direct Financial Holdings, Inc.


We have audited the accompanying balance sheet of Dupont Direct Financial Holdings, Inc. (A Dormant State Registrant) as of March 31, 2000 and the related statements of operations and changes in shareholders' deficiency and cash flows for the period May 5, 1999 through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan to perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dupont Direct Financial Holdings, Inc. as of March 31, 2000, and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.

The accompanying balance sheet of Dupont Direct Financial Holdings, Inc. as of March 31, 1999 and the related statements of operations and changes in shareholders' deficiency and cash flows for the period May 5, 1998 through March 31, 1999 were not audited by us, and, accordingly, we do not express and opinion on them.

Bernstein Pinchuk & Kaminsky, LLP

New York, New York
August 2, 2000

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
                                                    ===========     ===========

Note 1.  HISTORY OF THE REGISTRANT

Dupont Direct Financial Holdings, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Marci International Imports, Inc. The Company subsequently changed its name to FAB Global, Inc. and, on March 7, 2000 further changed it to its current name of Dupont Direct Financial Holdings, Inc. The Company conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933. As a result of bankruptcy proceedings in 1989, the Company became inactive and had no material assets, liabilities or business activities since that date.

The Company elected to change its fiscal reporting period to March 31, commencing with the period ended March 31, 2000.


Note 2.  COMMITMENTS

The Company is obligated under an operating lease for office space for a term of 10 years and 4 months with an escalation clause providing for annual increases of minimum rent. In addition to the specified minimum rent, the company is required to pay 2.1% of the increases in real estate taxes.

At March 31, 2000, the commitment for minimum rental payments was as follows:

                Year ended March 31,
                2001     $  126,093
                2002        159,810
                2003        164,604
                2004        169,542
                2005        176,431
          Thereafter      1,011,178
                         ----------
                         $1,807,658

The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent payable", which is included in current liabilities in the accompanying Balance Sheet.

Note 3.  SUBSEQUENT EVENTS

As a result of a business combination transaction subsequent to balance sheet date , the Company issued 5,830,000 shares of the Company's common stock to Wavecount, Inc. ("Wavecount"), a privately-held financial services holding company, in exchange for substantially all of the assets of Wavecount. The assets transferred to the Company in connection with this transaction include:

     1. All of the outstanding stock of Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements. DSGI is now 100% owned by Wavecount.

     2. 100 shares of the common stock of Wavecount Futures, Inc., a futures broker registered with the National Futures Association and the Commodity Futures Trading Commission.

     3. Sole managing membership in Wavecount Asset Management, Inc. ("WAM"), an investment manager that is a New York State Registered Investment Advisor.

     4. 245 shares of the common stock of Native American Financial Services Company ("NAFSCO"), a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. Together with the Navajo partner, Wavecount established NAFSCO as the first native american financial services company resident on a native american reservation.

     5. A letter of intent in which Wavecount agreed to acquire B & S Portfolio Management, GmbH, a registered securities broker located in Munich, Germany, which also operates as an asset management firm and investment advisor, in exchange for 200,000 newly issued shares of the Company's common stock.

     6. 300,000 shares of King's Road Entertainment, Inc. (OTCBB: KREN).

     7. 250,000 shares of Chariot International Holdings, Inc. (OTCBB: CHIH).

     8. 250,000 shares of Immediate Entertainment Group, Inc. (OTCBB: IEGPE).

The Company has granted stock options to executives and key employees, which are exercisable at a price of 50 cents per share and will vest one year from February 1, 2000.

Subsequent to March 31, 2000, the company became a defendant in a lawsuit brought by the former chairman of the 1999 prospective purchaser of a majority interest in the Company. The Company believes the case is without merit and intends to defend it vigorously.