Form 10QSB
period 2000-06-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2000-08-15
CIK 807904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended June 30, 2000

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


       At March 31, 2000 there was 1,320,000 issued and outstanding. In connection with the Reorganization Transaction. 5,830,000 were issued to Wavecount. In connection with other activities 1,441,000 were issues or agreed to be issued bringing the total to 7,271,000.

ITEM 1. FINANCIAL STATEMENTS.


The financial statements required to be set forth in this Item accompany this narrative description.

       Dupont Direct Financial Holdings, Inc.
                   Balance Sheet
June 30, 2000
                    (Unaudited)

                                                                                           Dupont Direct             Dupont
                                                                                      Financial      Wavecount     Securities
                                                      Consolidated    Eliminations   Holdings, Inc. Futures, Inc.  Group, Inc.
                                                     --------------- -------------- -------------- -------------- --------------
 ASSETS

Current Assets
    Cash                                                    $ 9,001                         $ 502           $ 16        $ 8,483
    Receivable from clearing agent                           11,701                                                      11,701
    Trading marketable equity
       securities, at market value                          161,548                                                     161,548
    Government securities, at
       market value                                         197,868                                                     197,868
    Prepaid expenses and other
       current assets                                         8,120                                                       8,120
                                                     ---------------                -------------- -------------- --------------

            Total current assets                            388,238                           502             16        387,720
                                                     ---------------                -------------- -------------- --------------

Property & equipment, at cost                               142,042                                                     142,042
Less accumulated depreciation and
    amortization                                            (78,283)                                                    (78,283)
                                                     ---------------                -------------- -------------- --------------
                                                             63,759                                            -         63,759
                                                     ---------------                -------------- -------------- --------------

Investment in subsidiaries                                        -       (415,516)       415,516
Investment in affiliates                                     82,089                        82,089
Investment in marketable securities, net
    of allowance for unrealized loss                        158,125                       158,125

Other assets
    Rent security deposit                                    68,329                        68,329
                                                     --------------- -------------- -------------- -------------- --------------

                                                          $ 760,540     $ (415,516)     $ 724,561           $ 16      $ 451,479
                                                     =============== ============== ============== ============== ==============

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Accounts payable and accrued expenses                    34,629                                                    $ 34,629
    Income taxes payable                                     29,550                        28,200                         1,350
    Due to stockholder                                       31,244                        31,244
    Deferred rent payable                                    37,906                        37,906
                                                     ---------------                -------------- -------------- --------------

            Total current liabilities                       133,329                        97,350              -         35,979
                                                     ---------------                -------------- -------------- --------------

Stockholder's equity
    Common stock                                             71,620     (1,864,464)        71,620            119      1,864,345
    Additional paid-in capital                              642,434                       642,434
    Accumulated deficit                                     (24,968)     1,448,948        (24,968)          (103)    (1,448,845)
    Unrealized loss on securities                           (61,875)                      (61,875)
                                                     --------------- -------------- -------------- -------------- --------------
                                                            627,211       (415,516)       627,211             16        415,500
                                                     --------------- -------------- -------------- -------------- --------------

                                                          $ 760,540     $ (415,516)     $ 724,561           $ 16      $ 451,479
                                                     =============== ============== ============== ============== ==============

      Dupont Direct Financial Holdings, Inc.
             Statement of Income and Retained Earnings
         Three months ended June 30, 2000
                    (Unaudited)


                                                                                          Dupont Direct             Dupont
                                                                                    Financial      Wavecount      Securities
                                                     Consolidated    Eliminations   Holdings, Inc. Futures, Inc.  Group, Inc.
                                                    --------------- -------------- -------------  -------------  --------------
Revenues
    Investment  banking fees                             $ 119,622                    $ 119,622            $ -             $ -
    Commissions and rebates                                 50,045                            -              -          50,045
    Dividends and interest                                   1,833                          276             21           1,536
    Firm trading income                                     91,962                            -              -          91,962
                                                    ---------------                -------------  -------------  --------------
                                                           263,462                      119,898             21         143,543
                                                    ---------------                -------------  -------------  --------------

Expenses
    Employee compensation                                   88,596                                                      88,596
    Clearance                                               23,157                                                      23,157
    Communication                                           19,504                                                      19,504
    Rent                                                    18,953                        6,411                         12,542
    Commissions                                              5,207                                                       5,207
    Depreciation                                             2,357                                                       2,357
    Fees and licenses                                        3,104                        1,606                          1,498
    Office expense                                           5,632                        4,174            124           1,334
    Net loss of consolidated subsidiaries                        -        (10,755)       10,755
                                                    --------------- -------------- -------------  -------------  --------------
                                                           166,510        (10,755)       22,946            124         154,195
                                                    --------------- -------------- -------------  -------------  --------------

            Income (loss) before income
               tax expense                                  96,952         10,755        96,952           (103)        (10,652)

Income tax expense                                          27,400                       27,400
                                                    --------------- -------------- -------------  -------------  --------------

            NET INCOME (LOSS)                               69,552         10,755        69,552           (103)        (10,652)

Retained earnings (deficit) at beginning of period         (94,520)     1,438,193       (94,520)             -      (1,438,193)
                                                    --------------- -------------- -------------  -------------  --------------

Retained earnings (deficit) at end of period             $ (24,968)   $ 1,448,948     $ (24,968)        $ (103)    $(1,448,845)
                                                    =============== ============== =============  =============  ==============

                                                                 -              -             -              -               -
Basic and fully diluted earnings per share                  $ 0.01
                                                    ===============

      Dupont Direct Financial Holdings, Inc.
              Statement of Cash Flows
         Three months ended June 30, 2000
                    (Unaudited)

                                                                                          Dupont Direct             Dupont
                                                                                    Financial      Wavecount      Securities
                                                     Consolidated    Eliminations   Holdings, Inc. Futures, Inc.  Group, Inc.
                                                    --------------- -------------- ----------------------------  --------------
Cash provided by operating activities
    Net income (loss)                                     $ 69,552       $ 10,755      $ 69,552         $ (103)      $ (10,652)
    Adjustments to reconcile net income to net
       cash provided by operating activities
         Equity in loss of subsidiaries                          -        (10,755)       10,755
         Depreciation                                        2,357                            -              -           2,357
         Decrease in receivable from clearing agent         21,823                            -              -          21,823
         Decrease in inventories of securities              12,410                            -              -          12,410
         Decrease in prepaid expenses                        1,106                            -              -           1,106
         Decrease in accounts payable and
            accrued expenses                               (36,412)                      (6,531)             -         (29,881)
         Increase in income taxes payable                   26,600                       26,600              -               -
         Deferred rent                                       6,411                        6,411              -               -
                                                    --------------- -------------- -------------  -------------  --------------
                    Net cash provided by operating
                         activities                        103,847              -       106,787           (103)         (2,837)
                                                    --------------- -------------- -------------  -------------  --------------

Cash flows from investing activities
    Employee loan                                           (7,000)                                                     (7,000)
    Cash remitted to subsidiary prior
       to acquisition                                      (60,800)                     (60,800)
    Net cash remitted to stockholder                       (37,085)                     (37,085)
    Investment in affiliate                                (20,000)                     (20,000)
    Investment in subsidiary                                     -          8,400        (8,400)
                                                    --------------- -------------- -------------  -------------  --------------
                    Net cash applied to
                         investing activities             (124,885)         8,400      (126,285)             -          (7,000)
                                                    --------------- -------------- -------------  -------------  --------------

Cash flows from financing activities
    Cash balances of subsidiaries acquired                  10,039         10,039
    Capital contribution                                    20,000         (8,400)       20,000                          8,400
                                                    --------------- -------------- -------------  -------------  --------------
                    Net cash provided by
                         financing activities               30,039          1,639        20,000              -           8,400
                                                    --------------- -------------- -------------  -------------  --------------
                    NET INCREASE (DECREASE)
                         IN CASH                             9,001         10,039           502           (103)         (1,437)

Cash at beginning of period                                      -        (10,039)            -            119           9,920
                                                    --------------- -------------- -------------  -------------  --------------

Cash at end of period                                      $ 9,001            $ -         $ 502           $ 16         $ 8,483
                                                    =============== ============== =============  =============  ==============

There was no cash paid for interest and income taxes.

During the 3 months ended June 30, 2000, the Company issued 6,180,000 shares of common stock, in exchange for various securities valued at approximately
$1,170,000 plus approximately $10,000 in cash.

The purchase of operating subsidiaries was completed in late May 2000, following the expiration of the notice period of a Change in Ownership of a securities dealer required by the NASD. Hence, the financial statements represent only the first full operating month of DIRX with all of the subsidiaries included - June
2000, not a full quarter of operations.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


During the fiscal period ended June 30, 2000, by on or about May 17, 2000,the Company completed the reorganization (the "2000 Reorganization") more fully described in the Company's annual report on Form 10-KSB filed on or about August 8, 2000. Pursuant to that reorganization, the Company transformed itself from a "shell" company without any significant business or operations into a financial services holding company owning several operating businesses and several substantial investments. The principal operating business it acquired is Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses it acquired are Wavecount Asset Management LLC ("WAM"), Wavecount Futures, Inc. ("Futures"), and a forty-nine percent (49%) interest in Native American Financial Services Company ("NAFSCO"). The investments it acquired are 300,000 shares of Kings Road Entertainment, Inc. ("KREN"), 250,000 shares each of Chariot International Holdings, Inc. ("CHIH"), Immediate Entertainment Group, Inc. ("IEGP"), and 255,000 warrants to purchase the equivalent amount of CDKNet, Inc. ("CDKN").



With respect to the operating businesses aside from DSGI, a brief description of each other business follows.


WAM is a New York state-registered investment advisor that anticipates generating revenues from money-management activities, principally linked to clientele obtained or secured by NAFSCO. Aside from strict "directed equity" business pursuant to which the trust funds belonging to the Navajo Native American Nation, and other Native American Nations, are invested in the United States equity markets with a portion required to be invested through or via the facilities of minority (Navajo)-owned broker-dealers, WAM offers all clients access to a fixed income yield-enhancement program based on U.S. government zero coupon instruments. Since NAFSCO is the only financial services firm recognized as a certified Navajo enterprise, WAM expects to capture a substantial amount of the more than $1.4 billion under management for the Navajo Nation Trust. WAM's zero-coupon investment program typically can enhance a conservative, fixed-income investment portfolio by 2% per annum on the investment, or an incredible 30% to 40% of the yield. This component of DIRX' business lines has not yet begun to generate any appreciable revenues.


Futures is a firm registered with the Commodities Futures Trading Commission ("CFTC") for the purpose of engaging in dealing and brokerage in the financial services instruments based upon commodities and futures. This business line has not yet produced any significant revenues for the Company, but the character of such a business is such that its revenue production is developed over a relatively long time line. That is, very substantial revenue is derived from relatively few transactions that require the short-term investment of high amounts of human capital. The Company's results of operations during the fiscal period herein reported upon do not include the consummation of any transactions in this business line, but significant transactions are nonetheless under development. Futures recently became a guaranteed introducing broker of Refco, Inc., the world's largest nonbank futures commission merchant. Refco and its sister companies offer world-wide clearing services in corporate, government, and emerging market securities, prime brokerage and currencies.



NAFSCO  is  the  Company's  business   embodiment  of  its  involvement  in  the
development of financial services relations with the many Native American Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation, not only in population and land area, but in secured Trust Funds as well. During the fiscal quarter ended June 30th, the Company commenced the application process to guide NAFSCO through the NASD to become, or more precisely to own, its own broker-dealer Native American Securities Company ("NASCo") that will have an office on the Navajo Nation. The Company is also involved with the Nation's political subdivisions for the financing of badly-needed municipal infrastructure such as schools and hospitals, and with the management of its Trust Funds provided by the United States government. The Company also expects to enjoy the benefits of a significant amount of "directed equity" retail stock commission business. This means that the institutional money managers who control the investments of the Trust Funds will be required to place a significant amount of the transactions for their Native American funds through a firm such as NASCo. This business line also produced little or no revenue for the Company during the present quarter, but until the "directed equity" business is firmly obtained, revenue from NAFSCO will tend to be sporadic or nonexistent, and exceptionally high when the "directed equity" business is firmly secured.


Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business. Through its new ownership and management provided by Wavecount, Inc. ("WVCI") (and now "DIRX"), DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. The main business lines center around Fixed Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. DSGI has recently expanded its retail equity sales force and therefore expects this business line to contribute materially more significantly to its revenues and earnings in the forthcoming fiscal periods.



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


DSGI is an introducing broker/dealer that ultimately clears and settles all of its customer and proprietary trades through Schroder and Co which has recently been acquired by the Salomon Smith Barney Division of Citigroup, Inc., an international financial services firm with offices worldwide. Through Schroder the firm's retail accounts are insured up to $50 million ($100,000 for cash, the same as a bank). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms.


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


Through Schroder, DSGI will shortly be able to provide Internet access for trade execution and market information for retail clients. The Company sees this as a significant growth area for Fixed Income and Equity business. Customers will also be able to electronically trade stocks. The service will be available through DSGI's website under the name DupontDirect.com. Via a hot link to Schroder, clients will be able to open accounts, receive market information, execute trades and see the status of their account.


DIRX limits its investment banking activities to businesses in which it has, through the experience of its senior staff, an in depth understanding of a particular business's orientation and financial needs. The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise, or are willing to school themselves as may be required.


Subsequent Events.


Following June 30, 2000, the Company reached an agreement with Capital International CSBIC, LP (CISBIC), a small business investment corporation licensed by the Small Business Administration ("SBA") of the United States Department of Commerce. The Agreement provides for DIRX to obtain up to $1,500,000 and up to 14.9% of the stock of the CISBIC presently worth approximately $4.9MM, in exchange for 500,000 shares of its own voting common stock, and 600,000 shares of its convertible (1:1) Series A 7.5% Preferred (Nonvoting) Stock. The purpose of a Small Business Investment Corporation ("SBIC") is to foster, on behalf of the SBA, the development of nascent business enterprises through loans that are made possible by the SBA lending funds to the particular SBIC at a ratio of 3X the equity of the SBIC. Aside from the value that this lends to the business on its balance sheet directly, DIRX expects that the businesses developed by the CISBIC will require further financing, and that DIRX will be instrumental in working with these companies to procure that financing. DIRX expects that such work will result in commensurate compensation, and related earnings.



PART II. OTHER INFORMATION.


ITEM 1. LEGAL PROCEEDINGS.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


During the quarter, the Company issued approximately 1,481,000 additional shares of its common stock in connection with various transactions related to its ongoing operations. The Company also agreed to issue additional shares of its common stock, in varying amounts, depending on the performances of the prospective recipients in the matters for which they respectively have been engaged. Both the aggregate number of shares and their recipients are subject to adjustment based on future performance.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


None.


ITEM 4. SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.


None.


ITEM 5. OTHER INFORMATION.


During the period following the end of the fiscal period ending June 30, 2000, and the filing of this Report, the Company, aside from the arrangement with the CISBIC described above, the Company also reached an agreement with Refco relative to that firm providing a guarantee relationship for its Futures subsidiary.

SIGNATURES.

            In accordance with the requirements of the Exchange
Act, the Registrant caused this Report to be signed on its behalf by the undersigned, duly authorized.


                               Dupont Direct Financial Holdings, Inc.

                               /s/
                               ----------------------------------------
                               Randy M. Strausberg, Chairman and
                               President

August 15, 2000
                               /s/
                               ----------------------------------------
                               David W. Parsons, Director and Secretary