Form 10QSB/A
period 2000-06-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2000-08-23
CIK 807904

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


       At March 31, 2000 there was 1,320,000 shares issued and  outstanding.  In connection with the Reorganization Transaction 5,830,000 were issued to Wavecount. In connection with other activities 1,441,000 were issues or agreed to be issued bringing the total to 7,271,000.

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

       Dupont Direct Financial Holdings, Inc.
                   Balance Sheet
June 30, 2000
                    (Unaudited)

                                                                                           Dupont Direct             Dupont
                                                                                      Financial      Wavecount     Securities
                                                      Consolidated    Eliminations   Holdings, Inc. Futures, Inc.  Group, Inc.
                                                     --------------- -------------- -------------- -------------- --------------
 ASSETS

Current Assets
    Cash                                                    $ 9,001                         $ 502           $ 16        $ 8,483
    Receivable from clearing agent                           11,701                                                      11,701
    Trading marketable equity
       securities, at market value                          161,548                                                     161,548
    Government securities, at
       market value                                         197,868                                                     197,868
    Prepaid expenses and other
       current assets                                         8,120                                                       8,120
                                                     ---------------                -------------- -------------- --------------

            Total current assets                            388,238                           502             16        387,720
                                                     ---------------                -------------- -------------- --------------

Property & equipment, at cost                               142,042                                                     142,042
Less accumulated depreciation and
    amortization                                            (78,283)                                                    (78,283)
                                                     ---------------                -------------- -------------- --------------
                                                             63,759                                            -         63,759
                                                     ---------------                -------------- -------------- --------------

Investment in subsidiaries                                        -       (347,187)       347,187
Investment in affiliates                                     82,089                        82,089
Investment in marketable securities, net
    of allowance for unrealized loss                        158,125                       158,125
Investment in warrants on marketable securities,
   net of allowance for unrealized loss                     293,019                       293,019

Other assets
    Rent security deposit                                    68,329                        68,329
                                                     --------------- -------------- -------------- -------------- --------------
                                                        $ 1,053,559     $ (347,187)      $ 949,251          $ 16      $ 451,479
                                                     =============== ============== ============== ============== ==============

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Accounts payable and accrued expenses                   102,958                                                   $ 102,958
    Income taxes payable                                     29,550                        28,200                         1,350
    Due to stockholder                                       31,244                        31,244
    Deferred rent payable                                    37,906                        37,906
                                                     ---------------                -------------- -------------- --------------

            Total current liabilities                       201,658                        97,350              -        104,308
                                                     ---------------                -------------- -------------- --------------

Stockholder's equity
    Common stock                                             75,120     (1,796,135)        75,120            119      1,796,016
    Additional paid-in capital                            1,150,273                     1,150,273
    Accumulated deficit                                     (24,968)     1,448,948        (24,968)          (103)    (1,448,845)
    Unrealized loss on securities                          (348,524)                     (348,524)
                                                     --------------- -------------- -------------- -------------- --------------
                                                            851,901       (347,187)       851,901             16        347,171
                                                     --------------- -------------- -------------- -------------- --------------

                                                        $ 1,053,559     $ (347,187)     $ 949,251           $ 16      $ 451,479
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

During the 3 months ended June 30, 2000, the Company issued 7,271,000 shares of common stock, in exchange for various securities valued at approximately
$1,170,000 plus approximately $10,000 in cash.

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


DIRX limits its investment banking activities to businesses in which it has, through the experience of its senior staff, an in depth understanding of a particular business's orientation and financial needs. As a result, DIRX has developed stong relationships with some emerging companies, generating a significant portion of the company's revenues thus far. The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise, or are willing to school themselves as may be required.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


During the quarter, the Company issued approximately 7,271,000 additional shares of its common stock in connection with various transactions related to its ongoing operations. The Company also agreed to issue additional shares of its common stock, in varying amounts, depending on the performances of the prospective recipients in the matters for which they respectively have been engaged. Both the aggregate number of shares and their recipients are subject to adjustment based on future performance.



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