Form 10QSB
period 2000-09-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2000-11-14
CIK 807904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 2000.

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

       At September 30, 2000 there were 8,755,739 shares issued and outstanding.

ITEM 1.           FINANCIAL STATEMENTS.

                  The financial statements required to be set forth in this Item precede and accompany this narrative description. No comparable "year-earlier" periods are presented since at that time the Company had no business, and such a comparison would be meaningless.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

                       A. Financial Results of Operations.

                  During the fiscal period ended September 30, 2000, the consolidated Company had revenues of $1,548,000 (rounded) and net income of $919,000 (rounded), and thus achieved earnings per share on a fully diluted basis of approximately $0.12 per share. The largest component of revenue was derived from firm trading of securities at a total of $936,663, much of which was attributable to a single, large trade that may not necessarily be anticipated to be duplicated in future fiscal periods on any reliable basis. Moreover, such trading inherently also involves risks of losses as well as the potential for gains. The second largest component of revenue was from investment/management advisory fees at $455,500. This business line is more stable and far less exposed to adverse risk. Because this work is performed largely by senior management of the Company, the Company achieves a greatly enhanced margin on this work because the senior managers forgo the usual and customary employee's share of the profits on such transactions in order to advance the Company's accumulation of capital. There can be no assurance that such work will be as profitable in the future.

                       B. Background.

                  During the fiscal period ended June 30, 2000, by on or about May 17, 2000, the Company completed the reorganization (the "2000 Reorganization") more fully described in the Company's annual report on Form 10-KSB filed on or about August 8, 2000. Pursuant to that reorganization, the Company transformed itself from a "shell" company without any significant business or operations into a financial services holding company owning several operating businesses and several substantial investments. In the fiscal period ended September 30, 2000, the company completed its first full operating quarter.

                  The principal operating business during this quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses it acquired are Wavecount Asset Management LLC (WAM), Wavecount Futures, Inc. ("Futures"), and a forty-nine percent (49%) interest in Native American Financial Services Company ("NAFSCO"). (see footnote 1) During the fiscal period ended September 30, 2000, the Company also acquired and renamed a previously-formed, otherwise dormant company named Wavecount Advisory Services, Inc. (WASI) that the Company employs to engage in management advisory services for clients who are not yet at a point in their development to require or contemplate the issuance of securities for the development of their businesses, and who thus do not require the services of a registered broker-dealer. Until WASI was enlisted to serve in this function, some of these management advisory services had been performed directly in the parent holding company. It is not the Company's intention to generate this business in the parent holding company in the future, but rather, to compartmentalize all operating business in subsidiary companies and to use the parent company exclusively as a formal holding company.

                       C. The Operating Companies.

                  Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business. (see footnote 2) During the fiscal period ended September 30, 2000, DSGI received approval from the NASD for its continued membership in the NASD following the transfer of its ownership to DIRX.

                  Also, during the period, DSGI and First Montauk Securities Corporation terminated, on amicable terms, the third-party clearing arrangement between them that had facilitated DSGI's procurement of Guaranty Letters from Schroder that enabled DSGI to engage in institutional fixed income trading with the highest-caliber counter parties in the world. DSGI entered a direct clearing arrangement with Schroder in order to maintain such institutional fixed income trading. As a result, DSGI was required to post collateral security with Schroder adequate for this purpose, and was thus able on a compensating basis to terminate its monthly payments to First Montauk for the prior accommodation in procuring the Guaranty Letters. The collateral deposited at Schroder for this purpose remains part of DSGI's capital (regulatory and otherwise), and the termination of the third-party clearing relationship with First Montauk allows DSGI to regain a material portion of revenues that had previously been committed for procuring First Montauk's accommodation services.

                  Through its new ownership and management provided by Wavecount, Inc. ("WVCI") (and now "DIRX"), DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. As the business was originally envisioned, the main business lines were expected to center around Fixed Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings.

                  Over the course of the just-ended fiscal quarter, DSGI has made arrangements to transfer the institutional fixed income clearing services portion of its business to Prudential Securities Incorporated's (Prudential or PSI) wholly-owned Wexford Clearing Services Corporation (Wexford or WCSC), another world-renowned financial services company with a stature at least equal to that of Schroder. When completed, this transfer is not expected to have any material impact on DSGI's business.

                  As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. During the fiscal period ended September 30, 2000, through DIRX' 49% ownership interest in Native American Financial Services Co. (NAFSCo), DSGI established NAFSCo as a branch office capable of performing minority set-aside securities execution services for those money-managers wishing to engage it. This business line has thus begun to generate revenue, at the moment at a break-even level, and it is expected to grow, possibly exponentially, in the next several fiscal periods. (see footnote 3)

                  DSGI also specializes in providing Fixed Income execution services to small dealers without their own bond desks or by providing expertise to other bond traders in specialized securities. DSGI's staff (see footnote 4) has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

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

                  Through  Schroder,  DSGI  will  shortly  be  able  to  provide
Internet access for trade execution and market information for retail equity clients. The Company sees this as a significant growth area for Fixed Income business. (Customers will also be able to trade stocks electronically via these facilities). The service will be available through DSGI's website under the name DupontDirect.com. Via a hot link to Schroder, clients will be able to open accounts, receive market information, execute trades and see the status of their account.

                  DSGI limits its investment banking activities to businesses that contemplate a near-term (within twelve months) need to raise capital, generally in the form of securities, in which it has, through the experience of its senior staff, an in-depth understanding of that particular business's orientation and financial needs. The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise, or are willing to school themselves as may be required..

                  During the fiscal period ended September 30, 2000, DSGI decided and embarked upon a program to increase its retail equity business, both by internal expansion and the acquisition of franchised branches. It is believed this will enhance revenue and profit in its own right, and complement overall management and investment advisory services within DSGI itself and its related companies. Thus far, however, the expenses of this expansion have exceeded the revenues it has produced. These results are expected to be reversed in the immediately forthcoming fiscal periods.

                  During the fiscal period ended September 30, 2000, the Company continued the completion of its agreement with Capital International CSBIC, LP (CISBIC), a small business investment corporation licensed by the Small Business Administration ("SBA") of the United States Department of Commerce. (see footnote 5)

                  During the fiscal period ended September 30, 2000, the Company arranged bridge loan financing for one of its investment advisory clients, pending the Company's arrangement of permanent equity financing for the client, with the assistance of a Guaranty provided by the CISBIC. The Company also continued with the completion of its due diligence in connection with the finalization of this business arrangement with the CISBIC.

PART II.                            OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

                  Since the date of the Company's last report on Form 10-QSB, there are none. Since March 31, to June 30, however, several legal proceedings were initiated against the Company or its subsidiaries in the normal course of its businesses. All of these, however, are based on matters and events occurring prior to the time that WVCI owned the operating businesses acquired by the Company from WVCI. Management believes that all of these proceedings are frivolous and were brought when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses. All of these matters are so recent that little discovery has taken place, but based on management's own information and investigations, all of these matters are judged to be without merit. It is management's intention to defend all such matters vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  During the fiscal period ended September 30, 2000, the Company issued, approximately 50,000 shares, on a fully diluted basis, of its stock. All such securities were issued to persons or entities outside the Company. Wavecount, Inc. remains the majority shareholder by a considerable margin.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

                  None. Given that the Company has undergone a material reorganization since the spring of 2000, including a change in its fiscal year-end to March 31, the Board of Directors has determined that, in the absence of an extraordinary matter, the Company will hold its next shareholders' meeting sometime between September 1, 2001, and October 1, 2001; i.e., sixty to ninety days following the legal deadline for completion and submission of the Company's next annual report to the SEC on Form 10-KSB. The Board has amended the Company's By-laws so to provide, and will seek shareholder ratification of such change at such shareholders' meeting.

ITEM 5.  OTHER INFORMATION.

                  During the period following the end of the fiscal period ending June 30, 2000, and the filing of this Report, the Company, aside from the arrangement with the CISBIC described above, through its Futures subsidiary, also consummated a previously executory agreement to become a Guaranteed Introducing Broker with REFCO, Inc., LFG Division, one of the most prominent and prestigious firms in the futures products business, if not the world-wide recognized leader in the field, relative to that firm providing the requisite credit guarantees for the Company's derivative products, including foreign exchange and futures business.

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


                               Dupont Direct Financial Holdings, Inc.

                               /s/
                               ----------------------------------------
                               Randy M. Strausberg, Chairman and
                               President


November 13, 2000


                               /s/
                               ----------------------------------------
                               David W. Parsons, Director and Secretary



--------
1 With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses follows in the margin.

                   WAM is a New York state-registered investment advisor that anticipates generating revenues from money-management activities, principally linked to clientele obtained or secured by NAFSCO. Aside from strict "directed equity" business pursuant to which the trust funds belonging to the Navajo Native American Nation, and other Native American Nations, are invested in the United States equity markets with a portion (known as a "set aside") required to be invested through or via the facilities of minority (Navajo)-owned broker-dealers, WAM offers all clients access to a fixed income yield-enhancement program based on U.S. government zero coupon instruments. Since NAFSCO is the only financial services firm recognized as a certified Navajo enterprise, WAM expects to capture a substantial amount of the more than $1.4 billion under management for the Navajo Nation Trust. WAM's zero-coupon investment program typically can enhance a conservative, fixed-income investment portfolio by 2% per annum on the investment, or an incredible 30% to 40% of the yield. This component of DIRX' business lines has not yet begun to generate any appreciable revenues.

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

                  NAFSCO is the Company's business embodiment of its involvement in the development of financial services relations with the many Native American Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation, not only in population and land area, but in secured Trust Funds as well. During the fiscal quarter ended June 30th, the Company commenced the application process to guide NAFSCO through the NASD to become, or more precisely to own, its own broker-dealer that will be resident on the Navajo Nation. The Company is also involved with the Nation's political subdivisions for the financing of badly-needed municipal infrastructure such as schools and hospitals, and with the management of its Trust Funds provided by the United States government in connection with the resettlement of the Members (or their ancestors) from their native lands. The Company also expects to enjoy the benefits of a significant amount of "directed equity" retail stock commission business. This means that the institutional money mangers who control the investments of the Trust Funds will be required to place a significant amount of the transactions for their Native American funds through a firm such as DIRX. This business line also produced little or no revenue for the Company during the present quarter, but until the "directed equity" business is firmly obtained, revenue from NAFSCO will tend to be sporadic or nonexistent, and exceptionally high when the "directed equity" business is firmly secured.

2 DSGI is registered as a broker-dealer with the Securities and Exchange Commission (SEC) pursuant to section 15 of the Securities Exchange Act of 1934,('34 Act or Exchange Act), and is a member of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board (MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). DSGI has Instinet market execution facilities, a million dollar asset in itself, although off-balance sheet, and clearing arrangements with associated guarantees from world-renowned financial services institutions such as Schroder & Co., and Prudential Securities, Inc., that allow it to conduct business at the very highest levels of world monetary commerce. As a result of these various qualifications, it is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact licensed to conduct its business in approximatly 30 domestic jurisdictions.

                  DSGI is an introducing broker/dealer that ultimately clears and settles all of its customer and proprietary trades through Schroder and Co., an internationally renowned investment banking firm headquartered in London, United Kingdom, with offices worldwide. Through Schroder the firm's retail accounts are insured up to $50 million ($100,000 for cash, the same as a bank). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms.

                  DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letters provided by Schroder & Co., Inc.

3 The plan for the further development of NAFSCo is to cause it to become the 100% shareholder of its own broker-dealer. To this end, during the period ended September 30, 2000, application was made to create a broker-dealer wholly-owned by NAFSCo. This application is pending and remains in process. In addition, DIRX and NAFSCo are constantly scrutinizing the market for broker-dealers for sale, and may, before the application for a new broker-dealer owned by NAFSCo is completed and approved, acquire an existing broker-dealer to be owned by NAFSCo, and thus substantially advance the progress of the development of this business segment. If so, such business would be moved from DSGI to NAFSCo directly, presumably with the corresponding Income Statement and Balance Sheet adjustments.

4 Each of the Company's senior managers has over 20 years of investment experience, particularly Fixed Income. The senior managers have an established clientele of institutional investors and individual investors who require a wide variety of analytical and brokerage services, and that demand hands-on trading and order execution capabilities that are not generally available through similar-sized competitive firms in the securities brokerage, commodities brokerage and investment banking industries.

5 The Agreement provides for DIRX to obtain up to $1,500,000 and up to 14.9% of the stock of the CISBIC presently worth approximately $4.9MM, in exchange for 500,000 shares of its own voting common stock, and 600,000 shares of its convertible (1:1) Series A 7.5% Preferred (Nonvoting) Stock. The purpose of a Small Business Investment Corporation ("SBIC") is to foster, on behalf of the SBA, the development of nascent business enterprises through loans that are made possible by the SBA lending funds to the particular SBIC at a ratio of 3X the equity of the SBIC. Aside from the value that this lends to the business on its balance sheet directly, DIRX expects that the businesses developed by the CISBIC will require further financing, and that DIRX will be instrumental in working with these companies to procure that financing, of course for appropriate compensation.


                     Dupont Direct Financial Holdings, Inc.
                                  Balance Sheet
                               September 30, 2000
                                   (Unaudited)



                                                    Consolidated
                                                 ----------------
                                                 ----------------

                      ASSETS

Current Assets
    Cash .......................................   $   341,559
    Receivable from clearing agent .............       369,800
    Trading marketable equity
       securities, at market value .............       219,328
    Government securities, at
       market value ............................       494,007
    Prepaid expenses and other
       current assets ..........................        24,487
                                                   -----------
                                                   -----------

            Total current assets ...............     1,449,181
                                                   -----------
                                                   -----------

Property & equipment, at cost ..................       142,042
Less accumulated depreciation and
    amortization ...............................       (85,354)
                                                   -----------
                                                   -----------
                                                        56,688
                                                   -----------
                                                   -----------

Investment in subsidiaries .....................          --
Investment in affiliates .......................        82,089
Investment in marketable securities,
    net of allowance for unrealized loss .......       126,500
Investment in warrants on marketable securities,
    net of allowance for unrealized loss .......       125,807

Other assets
    Rent security deposit ......................        68,329
                                                   -----------
                                                   -----------

                                                   $ 1,908,594
                                                   ===========
                                                   ===========

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Accounts payable and accrued expenses ......       108,638
    Income taxes payable .......................        78,000
    Marketable debt securities sold short ......         5,277
    Deferred rent payable ......................        44,317
                                                   -----------
                                                   -----------

            Total current liabilities ..........       236,232
                                                   -----------
                                                   -----------

Stockholder's equity
    Common stock ...............................        75,120
    Additional paid-in capital .................     1,250,273
    Retained earnings (deficit) ................       894,330
    Unrealized loss on securities ..............      (547,361)
                                                   -----------
                                                   -----------
                                                     1,672,362
                                                   -----------
                                                   -----------

                                                   $ 1,908,594
                                                   ===========
                                                   ===========

                                                   -----------


                     Dupont Direct Financial Holdings, Inc.
                    Statement of Income and Retained Earnings
                      Three months ended September 30, 2000
                                   (Unaudited)




                                                      Consolidated
                                                    ----------------
                                                    ----------------
Revenues
    Investment  banking fees .....................   $   455,500
    Commissions and rebates ......................       153,657
    Dividends and interest .......................         2,250
    Firm trading income ..........................       936,683
                                                     -----------
                                                     -----------
                                                       1,548,090
                                                     -----------
                                                     -----------

Expenses
    Employee compensation ........................       194,923
    Clearance ....................................        56,354
    Communication ................................        23,582
    Rent .........................................        49,142
    Management fees paid to stockholder ..........       106,438
    Depreciation .................................         7,071
    Fees and licenses ............................        12,961
    Office expense ...............................        88,521
    Unsecured debits at clearing agent ...........        40,000
                                                     -----------
                                                     -----------
                                                         578,992
                                                     -----------
                                                     -----------

Income (loss) before net income of consolidated
    subsidiaries and income tax expense ..........       969,098

Net income of consolidated subsidiaries ..........          --

                                                     -----------
                                                     -----------
Income (loss) before income tax expense ..........       969,098

Income tax expense ...............................        49,800
                                                     -----------
                                                     -----------

            NET INCOME (LOSS) ....................       919,298

Retained earnings (deficit) at beginning of period       (24,968)
                                                     -----------
                                                     -----------

Retained earnings (deficit) at end of period .....   $   894,330
                                                     ===========
                                                     ===========
                                                     -----------
Average outstanding shares .......................     7,511,964
Basic and fully diluted earnings per share .......   $      0.12
                                                     ===========
                                                     ===========

                     Dupont Direct Financial Holdings, Inc.
                             Statement of Cash Flows
                      Three months ended September 30, 2000
                                   (Unaudited)



                                                          Consolidated
                                                        ----------------
                                                        ----------------

Cash provided by operating activities
    Net income (loss) ..................................   $ 919,298
    Adjustments to reconcile net income to net
       cash provided by operating activities
       Net income of consolidated subsidiaries .........        --
       Depreciation ....................................       7,071
       Increase in receivable from clearing agent ......    (358,099)
       Decrease(increase)in marketable equity securities     (57,780)
       Increase in marketable Government securities ....    (296,139)
       Decrease in prepaid expenses ....................       1,245
       Increase (decrease) in accounts payable .........       9,607
       Increase in income taxes payable ................      49,800
       Increase in deferred rent payable ...............       6,411
                                                           ---------
                                                           ---------

                                                             281,414
                                                           ---------
                                                           ---------

Cash flows from investing activities
    Employee loan ......................................     (17,612)

    Net cash remitted to stockholder ...................     (31,244)
    Investment in affiliate ............................        --
    Investment in subsidiary ...........................        --
                                                           ---------
                                                           ---------

                                                             (48,856)
                                                           ---------
                                                           ---------

Cash flows from financing activities
    Capital contribution ...............................     100,000
                                                           ---------
                                                           ---------

                                                             100,000
                                                           ---------
                                                           ---------

Net increase (decrease) in cash ........................     332,558

Cash at beginning of period ............................       9,001
                                                           ---------
                                                           ---------

Cash at end of period ..................................   $ 341,559
                                                           =========
                                                           =========

There was no cash paid for interest and income taxes.


                     Dupont Direct Financial Holdings, Inc.
                    Statement of Income and Retained Earnings
                       Six months ended September 30, 2000
                                   (Unaudited)




                                                      Consolidated
                                                    ----------------
                                                    ----------------

Revenues
    Investment  banking fees .....................   $   575,122
    Commissions and rebates ......................       203,702
    Dividends and interest .......................         4,083
    Firm trading income ..........................     1,028,645
                                                     -----------
                                                     -----------
                                                       1,811,552
                                                     -----------
                                                     -----------

Expenses
    Employee compensation ........................       283,519
    Clearance ....................................        79,511
    Communication ................................        43,086
    Rent .........................................        68,095
    Management fees paid to stockholder ..........       106,438
    Depreciation .................................         9,428
    Fees and licenses ............................        16,065
    Office expense ...............................        99,360
    Unsecured debits at clearing agent ...........        40,000
                                                     -----------
                                                     -----------
                                                         745,502
                                                     -----------
                                                     -----------

Income (loss) before net income of consolidated
    subsidiaries and income tax expense ..........     1,066,050

Net income of consolidated subsidiaries ..........          --

                                                     -----------
                                                     -----------
Income (loss) before income tax expense ..........     1,066,050

Income tax expense ...............................        77,200
                                                     -----------
                                                     -----------

            NET INCOME (LOSS) ....................       988,850

Retained earnings (deficit) at beginning of period       (94,520)
                                                     -----------
                                                     -----------

Retained earnings (deficit) at end of period .....   $   894,330
                                                     ===========
                                                     ===========
                                                     -----------
Average outstanding shares .......................     5,984,040
Basic and fully diluted earnings per share .......   $      0.17
                                                     ===========
                                                     ===========

                     Dupont Direct Financial Holdings, Inc.
                             Statement of Cash Flows
                       Six months ended September 30, 2000
                                   (Unaudited)



                                                          Consolidated
                                                       ----------------
                                                       ----------------

Cash provided by operating activities
    Net income (loss) ..................................   $ 988,850
    Adjustments to reconcile net income to net
       cash provided by operating activities
       Net income of consolidated subsidiaries .........        --
       Depreciation ....................................       9,428
       Increase in receivable from clearing agent ......    (336,276)
       Decrease(increase)in marketable equity securities     (45,370)
       Increase in marketable Government securities ....    (295,033)
       Decrease in prepaid expenses ....................       1,245
       Increase(decrease)in accounts payable ...........     (26,805)
       Increase in income taxes payable ................      76,400
       Increase in deferred rent payable ...............      12,822
                                                           ---------
                                                           ---------

                                                             385,261
                                                           ---------
                                                           ---------

Cash flows from investing activities
    Employee loan ......................................     (24,612)
    Cash remitted to stockholder prior to acquisition ..     (60,800)
    Net cash remitted to stockholder ...................     (68,329)
    Investment in affiliate ............................     (20,000)
    Investment in subsidiary ...........................        --
                                                           ---------
                                                           ---------

                                                            (173,741)
                                                           ---------
                                                           ---------

Cash flows from financing activities
    Cash balances of subsidiaries acquired .............      10,039
    Capital contribution ...............................     120,000
                                                           ---------
                                                           ---------

                                                             130,039
                                                           ---------
                                                           ---------

Net increase (decrease) in cash ........................     341,559

Cash at beginning of period ............................        --
                                                           ---------
                                                           ---------

Cash at end of period ..................................   $ 341,559
                                                           =========
                                                           =========

There was no cash paid for interest and income taxes.

During the 3 months ended June 30, 2000, the Company issued 6,180,000 shares of common stock, in exchange for various securities valued at approximately
$1,170,000 plus approximately $10,000 in cash.
