Form 10QSB
period 2000-12-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2001-02-15
CIK 807904

COMPANY DATA:
                COMPANY CONFORMED NAME:
 DUPONT DIRECT FINANCIAL HOLDINGS INC
                CENTRAL INDEX KEY:
 0000807904
                STANDARD INDUSTRIAL CLASSIFICATION:
  [5700
               IRS NUMBER:
 593461241
                STATE OF INCORPORATION:
 GA
                FISCAL YEAR END:
 0331
COMPANY-DATA

                FILING VALUES:
                        FORM TYPE:              10QSB
                        SEC ACT:
                        SEC FILE NUMBER:
000-15900
                        FILM NUMBER:            703458
FILING-VALUES

                        BUSINESS ADDRESS:
                                STREET 1:
 42 BROADWAY, SUITE 1100-26
                                STREET 2:

                                CITY:
       NEW YORK
                                STATE:
     NY
                                ZIP:
         10004
                                BUSINESS PHONE:
 917-320-4800
BUSINESS-ADDRESS

                                MAIL ADDRESS:
                                        STREET 1:
         42 BROADWAY STE 1100-26
                                        STREET 2:

                                        CITY:
              NEW YORK
                                        STATE:
            NY
                                        ZIP:
                10004
MAIL-ADDRESS

                            FORMER CONFORMED NAME:
FAB GLOBAL INC
                              DATE OF NAME CHANGE:
20000307
FORMER-COMPANY

                                                FORMER
COMPANY:
         FORMER CONFORMED NAME:  MARCI INTERNATIONAL
IMPORTS INC
                                                DATE
OF NAME CHANGE:    19970523
	FORM 10-QSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C. 20549

(Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES  EXCHANGE ACT OF 1934

	For the Quarter Ended December 31, 2000.

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

		At December 31, 2000 there was a weighted average of 7,544,116 shares of common stock issued and outstanding.

ITEM 1.		FINANCIAL STATEMENTS.

		The financial statements required to be set forth in this Item follow and accompany this narrative description. No comparable "year-earlier" periods are presented since at that time the Company had no business, and such a comparison would be meaningless.



                     Dupont Direct Financial Holdings, Inc.
                           Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)


                               ASSETS

Current Assets
     Cash                                                           $    42,119
     Receivable from clearing agent                                      40,805
     Trading marketable equity securities, at market value              291,816
     Government securities, at market value                             806,566
     Prepaid expenses and other current assets                           42,010
                                                                    -----------

              Total current assets                                    1,223,316
                                                                    -----------

Property & equipment, at cost                                           142,042
Less accumulated depreciation and amortization                          (92,425)
                                                                    -----------
                                                                         49,617
                                                                    -----------

Investment in affiliates                                                146,020
Investment in marketable securities,
     net of allowance for unrealized loss                                61,000

Other assets
     Rent security deposit                                               68,329
                                                                    -----------

                                                                    $ 1,548,282
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                          $   155,863
     Payable  clearing broker                                            67,626
     Income taxes payable                                               145,600
     Marketable debt securities sold short                                5,292
     Deferred rent payable                                               50,728
                                                                    -----------

              Total current liabilities                                 425,109
                                                                    -----------

Stockholders' equity
     Common stock                                                        73,620
     Additional paid-in capital                                       1,251,773
     Retained earnings                                                  536,448
     Unrealized loss on securities                                     (738,668)
                                                                    -----------
                                                                      1,123,173
                                                                    -----------

                                                                    $ 1,548,282
                                                                    ===========

---------

                     Dupont Direct Financial Holdings, Inc.
             Consolidated Statement of Income and Retained Earnings
                      Three months ended December 31, 2000
                                   (Unaudited)


Revenues
  Investment banking fees                                           $   309,200
  Commissions and rebates                                               215,128
  Dividends and interest                                                  8,512
  Customer driven principal transactions                                359,650
  Firm trading loss                                                    (279,504)
                                                                    -----------
                                                                        612,986
                                                                    -----------

Expenses
  Employee compensation                                                 321,325
  Clearance                                                             144,086
  Communication                                                          52,615
  Rent                                                                   37,989
  Management fees paid to stockholder                                   256,235
  Depreciation                                                            7,071
  Fees and licenses                                                      24,171
  Office expense                                                         59,305
                                                                    -----------
                                                                        902,797
                                                                    -----------

Loss before income tax expense                                         (289,811)

Income tax expense                                                       68,071
                                                                    -----------

        NET LOSS                                                       (357,882)

Retained earnings at beginning of period                                894,330
                                                                    -----------

Retained earnings at end of period                                  $   536,448
                                                                    ===========
                                                                    -----------
Average outstanding shares                                            7,445,116
                                                                    ===========
Basic and fully diluted loss per share                              ($     0.05)
                                                                    ===========

During the three months ended December 31, 2000, 150,000
restricted  shares of the Company's common stock were
received from a stockholder by a subsidiary
they are  carried  at  market  value  by  the
subsidiary   and  are  eliminated  in consolidation.

---------
P&L-YTD
                     Dupont Direct Financial Holdings, Inc.
             Consolidated Statement of Income and Retained Earnings
                       Nine months ended December 31, 2000
                                   (Unaudited)


Revenues
    Investment banking fees                                         $   884,322
    Commissions and rebates                                             418,830
    Dividends and interest                                               12,595
    Customer driven principal transactions                              620,365
    Firm trading income                                                 488,426
                                                                    -----------
                                                                      2,424,538
                                                                    -----------

Expenses
    Employee compensation                                               604,844
    Clearance                                                           263,597
    Communication                                                        95,701
    Rent                                                                106,084
    Management fees paid to stockholder                                 362,673
    Depreciation                                                         16,499
    Fees and licenses                                                    40,236
    Office expense                                                      158,665
                                                                    -----------
                                                                      1,648,299
                                                                    -----------

Income before income tax expense                                        776,239

Income tax expense                                                      145,271
                                                                    -----------

            NET INCOME                                                  630,968

Accumulated deficit at beginning of period                              (94,520)
                                                                    -----------

Retained earnings at end of period                                  $   536,448
                                                                    ===========

                                                                    -----------
Average outstanding shares                                            6,472,836
                                                                    ===========
Basic and fully diluted earnings per share                          $      0.10
                                                                    ===========

--------------

SCF-QTR
                     Dupont Direct Financial Holdings, Inc.
                      Consolidated Statement of Cash Flows
                      Three months ended December 31, 2000
                                   (Unaudited)


Cash provided by operating activities
   Net loss                                                           $(357,882)
   Adjustments to reconcile net income to net
       cash provided by operating activities
       Depreciation                                                       7,071
       Decrease in receivable from clearing agent                       396,621
       Increase in marketable equity securities                         (72,488)
       Increase in marketable Government securities                    (312,559)
       Increase in prepaid expenses                                        (748)
       Increase in accounts payable                                      47,225
       Increase in income taxes payable                                  67,600
       Increase in deferred rent payable                                  6,411
                                                                      ---------

                                                                       (218,749)
                                                                      ---------

Cash flows from investing activities
 Net cash remitted to stockholder                                       (16,760)
 Investment in affiliate                                                (63,931)
                                                                      ---------

                                                                        (80,691)
                                                                      ---------

Net decrease in cash                                                   (299,440)

Cash at beginning of period                                             341,559
                                                                      ---------

Cash at end of period                                                 $  42,119
                                                                      =========

There was no cash paid for interest and income taxes.

---------

SCF-YTD
                     Dupont Direct Financial Holdings, Inc.
                      Consolidated Statement of Cash Flows
                       Nine months ended December 31, 2000
                                   (Unaudited)


Cash provided by operating activities
  Net income                                                          $ 630,968
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation                                                          16,499
   Decrease in receivable from clearing agent                            60,345
   Increase in marketable equity securities                            (117,858)
   Increase in marketable Government securities                        (607,592)
   Decrease in prepaid expenses                                             497
   Decrease in accounts payable                                          20,420
   Increase in income taxes payable                                     144,000
   Increase in deferred rent payable                                     19,233
                                                                      ---------

                                                                        166,512
                                                                      ---------

Cash flows from investing activities
  Employee loan                                                         (24,612)
  Cash remitted to stockholder prior to acquisition                     (60,800)
  Net cash remitted to stockholder                                      (85,089)
  Investment in affiliate                                               (83,931)
                                                                      ---------

                                                                       (254,432)
                                                                      ---------

Cash flows from financing activities
  Cash balances of subsidiaries acquired                                 10,039
  Capital contribution                                                  120,000
                                                                      ---------

                                                                        130,039
                                                                      ---------

Net increase in cash                                                     42,119

Cash at beginning of period
                                                                      ---------

Cash at end of period                                                 $  42,119
                                                                      =========

There was no cash paid for interest and income taxes.

During the 3 months ended June 30, 2000, the Company issued
6,180,000 shares of common stock, in exchange for various securities valued at approximately $1,170,000 plus approximately $10,000 in cash.





	ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS
				AND PLAN OF OPERATIONS.


A. Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995.

		Certain statement contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward -looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic cyclicality, competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obselesences in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission. The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


	B.  Financial Results of Operations.

		During the fiscal quarter of October 1, 2000 and ended December 31, 2000, the consolidated Company had revenues of $613,000 (rounded) and a net loss of $290,000 (rounded). This computes to an earnings per share of a loss of ($0.05) on a fully diluted basis. Company cash revenue, however, was actually $892,000, and was diminished by $279,000 of unrealized loss on the value of securities owned by the Company, reflected as a loss of trading income in the financial statements. Thus, cash operating results were virtually break-even.

		The largest component of revenue was derived from cash customer securities execution business totaling $583,000 (rounded) of which $360,000 was riskless principal business, primarily fixed income, and $215,000 was customary brokerage commissions. Customer-driven riskless principal transactions, previously depicted in the income statement as part of firm trading income, has grown to such a magnitude that management believes it requires separate identification to present the financial statements more fairly. The second largest revenue component was investment banking and advisory services activities of a total of $309,000, with the remainder comprised of rebates and interest earned on customers' money balances.

	Customer-driven riskless principal business is a rapidly growing,
stable and profitable business segment for the Company.   This consists of
institutional fixed income trades with internationally and nationally known clients such as large banking institutions and state and city pension funds. It also includes the establishment, during the quarter ended December 31, of a Certificate of Deposit (CD) Desk that engages in the "brokered deposit" business. The Company has now established correspondent relationships with more than 40 CD clients, with numerous other correspondent relationships pending. The Company anticipates, and in fact its business plan calls for, the sustained growth of the riskless principal business line into its primary source of revenues and profits.

		Ordinary brokerage commissions, rebates and interest were essentially flat, but investment banking and advisory services decreased against the immediately prior quarter. Firm trading was decreased by the re-classification of the customer-driven riskless principal transactions and otherwise was largely confined to unrealized decreases in the value of the firm's inventory securities. It had little or no cash impact on the Company's operational capabilities.

		The change in the Company's investment banking and advisory fee revenue is believed by management to be nothing more than the normal fluctuation any firm might experience in this business line as it depends on the number and size of transactions coming to fruition during any given fiscal period, and this in turn is driven or greatly influenced by the general, macroeconomic conditions prevailing in the country's capital markets in a given fiscal period. The equity capital markets of the United States, as measured by the most widely watched Dow Jones Industrial Average, NASDAQ Composite Index, and the S&P Index, were in material Decline throughout most of the fiscal period ended
December 31, 2000. The Company's decline in investment banking and advisory revenue in this period is not believed to be an unusual cause for management or shareholder concern. During the quarter the Company increased the number of its investment banking and advisory clientele, and the value of its contracts increased. If, as and when market conditions improve, this business segment is expected to recover and improve.

		For the nine months ended December 31,
2000, which included only June 2000 as a shortened transitional period following the Company's acquisitions of its operating subsidiaries and investment affiliate, gross revenues were $2,424,500
(rounded), expenses were $1,648,300 (rounded) and net income after provision for taxes was $631,000 rounded), for earnings per share on a fully diluted basis of $0.10 per share. The earnings were taken into account as loss on inventory of $254,000, during one of the most difficult stock market driven environments in many years.


		Customer driven transactions were $1,039,000, of which $620,000 were riskless principal transactions and $489,000 were traditional customer brokerage commissions. This was followed by investment banking and advisory services accounted for revenue of $884,322.
Firm trading was $488,426, including the $254,000 of inventory loss on securities. The balance of revenues was from rebates and interest. Much of the trading revenue was attributable to a single, large trade in the September 30th quarter that could not necessarily be anticipated to be duplicated in future fiscal periods on any reliable basis. Moreover, such trading inherently also involves risks of losses as well as the potential for gains. Investment/management advisory fees, is a more stable business line and expected to remain so for the foreseeable future. There can be no assurance, however, that such work will be as profitable in the future.

		During the period, DSGI entered and
implemented a direct clearing arrangement with the Bank of New York, the oldest bank in the country, founded by Alexander Hamilton. Clearing services are housed in a separate clearing subsidiary known as Bank of New York Clearing Services LLC
BNY Clearing). As a result, DSGI posted collateral security with BNY Clearing adequate for this purpose.
The collateral deposited at BNY Clearing for the accommodation of Guaranty Letters remains part of DSGI's capital (regulatory and otherwise).

		Over the course of the just-ended fiscal quarter, DSGI has also transferred most of its institutional fixed income portion of its business to Prudential Securities Incorporated's (Prudential or
PSI) wholly-owned Wexford Clearing Services
Corporation (Wexford or WCSC), another world-renowned financial services company with a stature at least equal to that of Schroder. The transfer of this portion of DSGI's business has not had any material impact on DSGI's business, except that, in order to establish this relationship, the Company deposited $300,000 of Treasury securities
With WCSC. This collateral also remains part of the Company's capital.

		These modifications in the Company's
clearing arrangements are believed to improve the Company's client-servicing capabilities while somewhat enhancing the profitability of securities execution business.

	C.  Background.

		During the fiscal period ended June 30,
2000, by on or about May 17, 2000, the Company completed the reorganization (the "2000
Reorganization") more fully described in the Company's annual report on Form 10-KSB filed on or about August 8, 2000. Pursuant to that reorganization, the Company transformed itself from a "shell" company without any significant business or operations into a financial services holding company owning several operating businesses and several substantial investments. In the fiscal period ended December 31, 2000, the company completed its second full operating quarter.

		The principal operating business during
this quarter was Dupont Securities Group, Inc.
"DSGI"), a broker-dealer registered with the United States Securities and Exchange
Commission ("SEC") with membership in the National Association of Securities Dealers,
Inc. ("NASD"). The other businesses the Company acquired are Wavecount Asset
Management LLC (WAM), Wavecount Futures,
Inc. ("Futures"), Wavecount Advisory Services, Inc.
(WASI),in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-nine percent
(49%) interest in Native American Financial Services
Company ("NAFSCo").

	D.  DSGI's Business.

		Dupont Securities Group, Inc. ("DSGI")
is the Company's most active and productive operating business.

		DSGI provides a broad range of
securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. As the business was originally envisioned, the main business lines were expected to center around Fixed Income Securities, including Brokerage Execution Services,
Management of Funds to be invested in Fixed
Income and assistance in raising funds via
Fixed Income offerings. Management continues to believe it should develop Fixed Income. Management
Forecasts a continued difficult stock market environment, and a steepening yield curve.
In contrast to common forecasts of a U.S.
Budget Surplus, management believes the
combination of tax cuts and a slowing economy will lead to budget deficits and more government borrowing.

		As a specialty, the Company has focused
on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. During the fiscal period ended December 31, 2000, through DIRX' 49% ownership interest in Native American Financial
Services Co. (NAFSCo), DSGI established NAFSCo as a branch office capable of performing minority set-aside securities execution services for those money-managers wishing to engage it.
This business line has thus begun to generate revenue, at the moment at a break-even level, and it is expected to grow, possibly exponentially, in the next several fiscal periods. In order to enhance this business further, on behalf of NAFSCo, DSGI and certain of its principals have made application to the NASD for the registration of a separate, independent broker-dealer, Native American
Securities Company, or NASCo., to conduct this Native American and other minority set aside business in its entirety.

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

	DSGI has been advised by BNY Clearing that BNY will supply Internet access for trade execution and market information for retail equity clients.
Customers will also be able to trade
stocks electronically via these facilities.
The service will be available through DSGI's website under the name DupontDirect.com. Via a hot link to BNY Clearing, clients will be able to open accounts, receive market information, execute trades and see the status of their account. Since the software and support service is provided by BNY Clearing, DSGI cannot forecast when such services will be available.

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

	During the fiscal period ended September 30, 2000, DSGI decided and embarked upon a program to increase its retail equity and Fixed Income business, both by internal expansion and the acquisition of franchised branches. The Company believes its CD Desk distribution will be greatly enhanced by a retail sales effort. This expansion was extended in the quarter ended
December 31, 2000, to include consideration of the possible acquisition of entire other broker-dealer firms, both for cash raised externally and for the Company's securities. It is believed this will enhance revenue and profit in its own right, and complement overall management and investment advisory services within DSGI itself and its related companies. Successful expansion or acquisitions, however, are expected to produce enhanced revenues and profits in the immediately forthcoming fiscal periods.

	During the fiscal period ended December 31, 2000, the Company continued its due diligence in connection with the prospective completion of its agreement with Capital International SBIC, LP
(CISBIC), a small business investment corporation licensed by the Small Business Administration ("SBA") of the United States Department of Commerce, for the acquisition of a minority interest in CISBIC, and a strategic, mutually beneficial business alliance.
At this stage, however, it appears that the business health of CISBIC is impaired to an extent and in ways that make completion of the transaction ill-advised.
The Company is continuing to examine this matter closely, however, at this point, the Company does not plan to move forward with this investment.

PART II.		OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

		Since the date of the Company's last
report on Form 10-QSB, there are a number less than ten) of securities industry arbitrations, and regulatory inquiries, that have arisen. None of these by themselves pose any material risk to the Company, and may be considered to have arisen in the ordinary course of business of any securities company. Collectively, they also do not pose any material risk to the Company. Also, during the period, one securities arbitration against a principal of the firm, based on events occurring prior to employment with the Company, was completely defeated, and none were lost or settled. Management believes that all of these proceedings are frivolous and have been brought when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses.
All of these matters are relatively so recent that little discovery has taken place, but based on management's own information and investigations, all of these matters are judged to be without merit. It is management's intention to defend all such matters vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

		None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

		None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

		None.

ITEM 5.  OTHER INFORMATION.

		None, not heretofore reported.

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


                               Dupont Direct Financial
Holdings, Inc.

                               /s/

----------------------------------------
                               Randy M. Strausberg,
Chairman and
                               President


February 14, 2001


                               /s/

----------------------------------------
                               David W. Parsons,
Director and Secretary