Form 10KSB
period 2001-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2001-06-29
CIK 807904

At March 30, 2001 there were 12,126,756 shares of common stock issued and outstanding.

		The Issuer's revenues for its most recent fiscal year were $3,305,942.

DOCUMENTS INCORPORATED BY REFERENCE

	The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "Commission") are incorporated by reference into Annual Report on Form 10-KSB by reference and shall be deemed to be a part thereof:

	Annual Report on Form 10-KSB for F/Y/E 05/1999 dated
February 8, 2000
	Report SC 14F1 dated February 25, 2000
	Current Report on Form 8-K dated April 20, 1999 Current Report on Form 8-K dated February 7, 2000
All amendments to such Current Reports on Form 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act.
Interim Reports on Forms Q-SB dated August 15, 2000, November 14, 2000, and February 14, 2001.


PART I

ITEM 1.		DESCRIPTION OF THE BUSINESS.

	SAFE HARBOR STATEMENT UNDER THE
	PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

		Certain statements contained in this Form 10-KSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic cyclicality competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obsolesences in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission (SEC or Commission). The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward-looking statements.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

A.  Summary of Corporate History -- Regulation S-B, Item 101(a).
Form and year of organization, bankruptcy, material reclassification, merger, etc.

Dupont Direct Financial Holdings, Inc. (Over-The-Counter Electronic Bulletin Board (OTCEBB):DIRX or the Company) is a Georgia corporation, organized in 1980, formerly known as Marci International Imports, Inc.(and for approximately ten months in 1999 and early 2000 as FAB Global, Inc.). Marci conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the National Association of Securities Dealers Automated Quotation (NASDAQ) system, Marci also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

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

B.  The Acquisition of Operating Businesses.

After investigating a number of potential opportunities, Capston negotiated a business combination with Wavecount, Inc. (Wavecount or WVCI) for its operating businesses and other capital assets in exchange for stock. One or more other or different business combinations were considered and pursued by the Company, but the only such business combination that was consummated is the Transaction reported upon in this Annual Report on this Form 10-KSB, and other periodic and current Reports previously filed and incorporated herein by reference.

In the fiscal year beginning April 1, 2000 and ended March 31, 2001, DIRX successfully completed the reverse merger transaction (the Transaction) authorized by the shareholders pursuant to the resolutions adopted on or about July 17, 1998. The Company thus became a holding company for financial services operating subsidiaries. Prior to May 17, 2000, the Company had no material assets, liabilities or business operations. In substance, the Company was a publicly-held shell corporation whose sole business activity was the search for a suitable
operating business to become a merger partner.   As a
consequence, the results of operations reported upon herein and included in the financial statements included herein only include the ten months from June 1, 2000 through March 31, 2001.

The Transaction had been agreed upon in the first calendar quarter of 2000, but because of requisite regulatory notices and approvals, it was not possible to bring the Transaction to conclusion before mid May. Moreover, prior to the Transaction, the Company followed or had adopted a 52/53 week fiscal year/period that produced a different period-end each year, and that also differed from the fiscal periods of the operating businesses that were acquired in the Transaction. For that reason the Company's fiscal year was changed to end at March 31 and the operating companies were changed to match. For future ease of comparison of fiscal period performance, the business results reported upon herein are deemed to have commenced on June 1, 2000.

C.  Regulation S-B, Item 101(b) -- Services and Markets.

1.  Current Organization.

In the Transaction, the Company acquired three (3) operating businesses and stock and options on stock in publicly traded issuers from Wavecount, Inc. (Wavecount or WVCI), in exchange for 5.8 million shares of its common stock. At that time, these businesses and securities had a fair market value of approximately $1,700,000. Also in the Transaction, the previous sole Director of the Board of Directors (Board) and Officer, Sally Fonner, pursuant to the mandate rendered by the shareholders, resigned. Upon her resignation, pursuant to the By-Laws and in accordance with all other applicable laws, she appointed Elroy Drake, Marc Greenspan, Steven A. Muchnikoff, David W. Parsons, and Randy M. Strausberg as the Board of Directors of the Company. The newly-constituted Board elected or appointed Randy M. Strausberg (Strausberg) to be Chairman of the Board and President of the Company, Steven A. Muchnikoff (Muchnikoff) as Chief Operating Officer of the Company,, Marc Greenspan (Greenspan) to be the Treasurer and Executive Vice President of the Company, and David W. Parsons (Parsons) to be the corporate Secretary and the Company's in-house General Counsel or Chief Legal Officer within the Company.

2.  Operating Businesses and Other Assets Acquired by the
Company.

As a result of the Transaction, the operating businesses and an affiliate investment then acquired by the Company are as follows.

Dupont Securities Group, Inc. ("DSGI"), a registered United
States securities broker-dealer operating under the NASD's
$100,000 net capital requirements.

Wavecount Futures, Inc. ("Futures"), an Introducing Futures
Broker registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission (CFTC).

Wavecount Asset Management, LLC. ("WAM"), an investment manager that is a Registered Investment Advisor (RIA) in New York State and that has applied for RIA qualification with the SEC.

A 49% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. Along with Murray Lee, the 51% Navajo majority partner, the NAFSCo's majority shareholder, Wavecount, Inc. (WVCI) established NAFSCO as the first Native American financial services company domiciled on a Native American Nation.

Other capital assets acquired by the Company in the Transaction are as follows.

300,000 shares of King's Road Entertainment, Inc. (OTCBB:
KREN);
250,000 shares of Chariot International Holdings, Inc.
(OTCBB: CHIH);
250,000 shares of Immediate Entertainment Group, Inc,
(OTCBB: IEGPE).
	254,799 options on shares of CDKNet.com (OTCBB: CDKX).

3.  Business of the Company after the Transaction.

The Company is a holding company that conducts its business activities through three subsidiaries, an investment in an LLC, and NAFSCo, an investment affiliate. The main business lines center around Fixed Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. As a specialty, we have focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds.

The principal operating business acquired by the Company in the Transaction is a New York formed and domiciled company, Dupont Securities Group, Inc. (DSGI), registered with the United States Securities and Exchange Commission (SEC) and a member in good standing with the National Association of Securities Dealers, Inc. (NASD), a securities broker-dealer (B-D). It is a full-service B-D that may conduct a general securities business, but does not self-clear or provide clearing services to others.

  The Company also acquired Wavecount Asset Management, LLC
(WAM), a registered Investment Advisor money management firm, Wavecount Futures, Inc. (WF), a registered Commodities Futures Trading Commission (CFTC) broker and member in good standing with the National Futures Association (NFA).

  Wavecount Advisory Services, Inc.(WASI), was not acquired in the Transaction, but was formed shortly thereafter when DIRX realized that there were certain advantages to conducting certain components of its overall business in a separate corporate organization. WASI is a wholly-owned subsidiary of DIRX. WASI is an investment-banking subsidiary that is organizationally utilized for capital financing and management advisory services when a prospective sale of securities is not contemplated in the near-term. WASI or another yet-to-be-formed company are expected to become a venture capital/merchant/investment banking arm of DIRX.


a.  DSGI.

Dupont Securities Group, Inc. ("DSGI") is the Company's most
active and productive operating business.   DSGI is registered
as a broker-dealer with the Securities and Exchange Commission
(SEC) pursuant to section 15 of the Securities Exchange Act of 1934,('34 Act or Exchange Act), and is a member in good standing of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board (MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). DSGI has Instinet market execution facilities, a facility that today would require new entrants to the Instinet system to post a $1,000,000 minimum deposit, and clearing arrangements with associated guarantees from world-renowned financial services institutions that allow DSGI to conduct business at the very highest levels of world securities commerce. As a result of these various qualifications, DSGI is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its business in some 40 domestic jurisdictions.

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

DSGI is an introducing broker/dealer that ultimately clears and settles all of its retail customer and smaller, fixed income, proprietary trades through the Bank of New York, the oldest bank in the country, founded by Alexander Hamilton. These clearing services, which until January 1, 2001, were owned by Schroder & Co., are organizationally housed in a separate clearing subsidiary known as Bank of New York Clearing Services LLC (BNY
Clearing).   This clearing arrangement replaced DSGI's prior
third-party clearing arrangement it had utilized through First Montauk Securities Corporation which itself cleared directly with Schroder & Co. Through BNY Clearing, the firm's accounts carried there are insured up to $100 million ($100,000 for cash, the same as a bank). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products, including, most importantly, Guaranty Letters. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms. DSGI has posted collateral security with BNY Clearing adequate for this purpose. The collateral deposited at BNY Clearing for the accommodation of Guaranty Letters remains part of DSGI's capital (regulatory and otherwise).

DSGI also provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing.

Over the course of the just-ended fiscal period, for the purpose of further facilitating this institutional principal dealing business, DSGI also established a clearing relationship with Prudential Securities Incorporated's (Prudential or PSI) wholly-owned Wexford Clearing Services Corporation (Wexford or WCSC), another world-renowned financial services company with a stature at least equal to that of BNY Clearing.

Through BNY Clearing, DSGI will shortly be able to provide Internet access for trade execution and market information for retail equity clients. The Company sees this as a significant growth area for Fixed Income business. (Customers will also be able to trade stocks electronically via these facilities). The service will be available through DSGI's website under the name DupontDirect.com. Via a hot link to BNY Clearing, clients will be able to open accounts, receive market information, execute trades and see the status of their account. Because this service is to be provided by BNY Clearing, the Company cannot forecast precisely when it will become available.

Through its new ownership and management provided by DIRX, DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. As the business was originally envisioned, the main business lines were expected to center around Fixed Income Securities, including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings.

DSGI also specializes in providing Fixed Income execution services to small dealers without their own fixed income desks or by providing expertise to other bond traders in specialized securities. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

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

During the just completed fiscal period, DIRX decided and embarked upon a program to increase its retail securities business for equities, certificates of deposit, and municipal bonds, both by internal expansion and the acquisition of franchised branches. This expansion was extended in the period to include consideration of the possible acquisition of entire other broker-dealer firms, both for cash raised externally and for the Company's securities. It is believed this will enhance revenue and profit in its own right, and complement overall management and investment advisory services within DIRX itself and its related companies. Thus far, however, the expenses of this expansion have exceeded the revenues produced. Successful expansion or acquisitions, however, are expected to produce enhanced revenues and profits in the immediately forthcoming fiscal periods.

During the just ended fiscal period, the Company determined that its prospective completion of its agreement with Capital International SBIC, LP (CISBIC), a small business investment corporation licensed by the Small Business Administration ("SBA") of the United States Department of Commerce, for the acquisition of an interest in CISBIC, was ill-advised and should not be completed.

b.	Wavecount Asset Management, Inc.

Asset Management - Wavecount Asset Management has two unique proprietary products. First, WAM has a zero-coupon based yield enhancement program, based solely on U.S. Government guaranteed zero coupon bonds that is may improve yield on a fixed income portfolio by about 2 percent. In the world of bonds yielding single digit returns, this is a huge increase in performance for a bond portfolio. Second, it has developed an advisor selection process designed to analyze the returns generated by professional money managers in a variety of investment products, particularly fixed income, currencies, commodities and stock indices. Through this process, WAM can provide investors with portfolios of advisors meeting desired investment performance characteristics for return and risk.

Through its association with NAFSCO (see below), WAM is being considered for management of funds held by Native American Nations. Subsequent to March 31, 2001, WAM received an $8,000,000 account from a bank to manage in its Zero Coupon program.

c.  Native American Business.

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

Therefore, as a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. During the fiscal period ended December 31, 2000, through DIRX' 49% ownership interest in Native American Financial Services Co. (NAFSCo), DSGI established NAFSCo as a branch office capable of performing minority set-aside securities execution services for those money-managers wishing to engage it. This business line has thus begun to generate revenue, at the moment at a break-even level, and it is expected to grow, possibly exponentially, in the next several fiscal periods. In order to enhance this business further, during the course of the just ended fiscal period, NAFSCo and certain of its principals made application to the SEC for registration of, and concomitant membership in the NASD, for a separate, independent broker-dealer, Native American Securities Company, or NASCo., to conduct this Native American and other minority set aside business in its entirety. These applications were approved during the year. Thus, NASCo will be the first NASD member firm to have a branch on a Native American reservation.

d.  Derivatives.

Derivative Brokerage-Wavecount Futures has been organized to supplement DSGI's institutional or retail fixed income or equity index product line. Since many investment products are derivative, an ability to provide access to futures enhances the trade ideas that generate cash market bond business. Through "Futures" the company can offer hedging or swap related fixed income ideas. In addition, through its association with Top Gun Capital Management, Inc. (TGCM), a registered CTA, Futures will provide investment ideas in derivatives related to Fixed Income, currencies and Equity Indices. Futures is a Guaranteed Introducing Broker of REFCO, Inc., the largest non-bank futures broker in the world.

D.  Competition and Regulation -- Regulation S-B Item 101(b)(4),
(8) & (9).

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

DSGI is registered as a broker-dealer with the SEC. The SEC has, in large part, delegated ordinary, day-to-day oversight of broker-dealers to the self-regulatory organizations of the stock market, i.e., the stock exchanges and the NASD. The Designated Examining Authority (DEA) for DSGI is the NASD. DSGI is subject to routine examination at any time by both the SEC and the NASD, although it is subject to a cyclical routine examination by the NASD every two years. As a regular matter in the ordinary course DSGI receives regulatory inquiries on a wide range of securities industry subjects several times a year. DSGI is also subject to the regulatory authority of every state jurisdiction
in which it is registered.   If DSGI fails to comply with
applicable laws and regulations, it may face penalties or other
sanctions that may be detrimental to business.   That is, for
failure to comply with an applicable law or regulation, government regulators and self regulatory organizations may institute administrative or judicial proceedings against the Company that could result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the loss of status as a broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any material penalties or orders on DSGI could have a material adverse effect on the Company's business, operating results and financial condition.

Subsequent to March 31, 2001, DSGI underwent its bi-annual routine examination by the NASD. NASD staff performed on-site field work at DSGI for nine (9) days in June 2001. While the complete results of the examination are not yet known because DSGI is still collecting miscellaneous information requested by the NASD staff, and the results of the fieldwork analyzed and reported to NASD supervisory personnel, the NASD field-work staff conducted exit conferences with DSGI management at the conclusion of the field work. Those exit conferences did not appear to disclose any regulatory deficiencies that cannot be readily remedied, as several of which already had been even before the examination based upon DSGI's own discovery of them. The exit conferences also did not appear to disclose, in the opinion of DSGI's management, any matters of the magnitude or character likely to pose regulatory disciplinary jeopardy to DSGI.

G.  Research, Environmental Compliance and Headcount --
Regulation S-B Item 101(b)(10), (11) & (12).

The Company's research and development costs have historically been, and are expected to continue to be, negligible.

The Company's costs for compliance with environmental laws and regulations are insignificant.

As of the date of this filing, the Company employs thirty-nine
(39) individuals, thirty-seven (37) of whom are full-time.

H.  Subsequent Event.

On or about March 16, 2001, the Company agreed to acquire another NASD member broker-dealer, Erste Bank Artesia Securities Corp. (EBAS) from its shareholders. The terms of the acquisition were that the Company would acquire 100% of the stock of EBAS plus $30,000 in exchange for warrants to purchase the Company's common stock. Because of a change in NASD Rules in late 2000, the stock of EBAS could not be transferred to the Company prior to providing the NASD with thirty (30) days prior notice. Accordingly, the EBAS stock was conveyed to the Company on or about April 20, 2001. In connection with this acquisition, EBAS' name was changed to American International Securities, Inc. (AIS).

The Company acquired EBAS for the purpose of housing within it certain business lines that for practical business reasons, such as market acceptability and risk management, it does not wish to develop within DSGI or NASCo. AIS is not presently conducting a securities business while its change in ownership undergoes NASD review. Since the Company's senior management has been involved in the acquisition or formation of three other broker-dealers within the last three years, the change in ownership is reasonably expected to be approved in due course.

According to EBAS' audited financial statements for the fiscal year ended December 31, 2000, there was $358,664 in stockholders' equity at that time. Based upon the unaudited financial statements filed with the NASD, as of May 31, 2001, the ownership equity was $188,391. The decline is attributable to EBAS/AIS' sale and dormancy pending the change in ownership review.

Item 2.  Description of Property -- Regulation S-B Item 102.

The Company's operating business properties and affiliates are as follows.

Dupont Securities Group, Inc.
Wavecount Futures, Inc.
Wavecount Asset Management, LLC.
	Wavecount Advisory Services, Inc.
Native American Financial Services Company 49% interest.

Securities owned by the Company are generally held in its account(s) at BNY Clearing, and government securities serving as collateral for Guaranty Letters from BNY Clearing and Wexford are held at those respective firms.

DSGI, WAM, Futures and WASI are located at the Company's headquarters in leased premises located at 42 Broadway, Suite
1100-26, New York, New York 10004. The lease is for a term of ten (10) years that began on October 1, 1999, and is in the name of the Company.

NAFSCO is located in premises leased from one of the Company's officers and directors located in Window Rock, Arizona.

Item 3. Legal Proceedings -- Regulation S-B Item 103.

As of March 31, 2001, several legal proceedings have been initiated against the Company or its subsidiaries in the normal course of its business. All but one of these, however, are based on matters and events occurring prior to the time that the Company owned the operating businesses acquired by the Company in the Transaction. Management believes that all of these proceedings are frivolous and were brought when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously. There are no matters required to be specifically identified pursuant to Item 103 of Regulation S-B.

Item 4.  Submission of matters to a vote of Security Holders.

No matters were submitted for a vote of the Company's security holders during the year.

PART II.

Item 5.  Market for Registrant's Common Equity -- Regulation S-B
Item 201.

The Company's Common Stock is listed for trading on the NASD's OTCEBB under the symbol DIRX. The following table shows the reported high and low closing sale prices for shares of the Company's common stock for the periods presented. Please note that the $15.00 high in the first quarter of the fiscal period ended March 31, 2000 was shortly after a stock reverse split and the announcement of a business combination that was not actually ever consummated, and that had nothing to do with Wavecount, its business or the Company's current management.
Year ended March 31, 2001			High		Low

First Quarter Ended  June 2000		2.25		0.8125
Second Quarter Ended September 2000	1.00		 .625
Third Quarter Ended in December, 2000	1.00		 .625
Period Ended March 31, 2001			1.75		0.59

Year ended March 31, 2000
First Quarter Ended  June 1999		15.00	2.125
Second Quarter Ended September 1999	 2.50	0.5625
Third Quarter Ended December 1999		  .78125	 .375
Fourth Quarter Ended in March 2000		 2.75	 .40625

Source:	Bloomberg L.P.

ITEM 6.	Management's Discussion And Analysis And Plan Of
Operations --
		Regulation S-B Item 303.

A.  Financial Results of Operations.

During the fiscal year ended March 31, 2001, the consolidated Company had revenues of $3,306,000 (rounded) and a net loss of $148,500 (rounded). This computes to an earnings per share loss of ($0.02) on a fully diluted basis. This compares with zero revenues and a fully diluted loss per share of $0.03 in the fiscal period ended March 31, 2000.

The transformation of the Balance Sheet was equally dramatic. Current assets grew from zero to $2,585,000 (rounded), and total assets grew from $68,000 (rounded) to $2,975,000 (rounded), a 43-fold increase. Current liabilities were $552,000. Thus current assets were $2,053,000 in excess of current liabilities, versus a $75,000 deficit in the prior period.

These very significant improvements in the Company's financial condition at March 31, 2001 versus March 31, 2000, are attributable to the Company's acquisition of the operating businesses heretofore described during the year, while at March
31, 2000, the Company was still a dormant shell.

Because of the stark differences in the consolidated Company's financial statements occasioned by its transformation from a non-operating company during the year, in management's judgment a brief discussion of the performance of the principal operating subsidiary, DSGI, during the periods may be instructive to the reader in gaining a fuller understanding of the character and magnitude of its growth over the year. This is not a discussion that will necessarily be useful in future reporting or likely to be ordinarily made. Moreover, the reader is cautioned that the results are not directly comparable because the Company's management did not operate DSGI for the full year ended May 31, 2000, and because of the change of DSGI's fiscal year from May 31 to March 31, DSGI's 2001 financial statements only cover operations for the ten month period June 1, 2000 through March 31, 2001.

For the fiscal year ended March 31, 2001, DSGI had revenues of $2,836,000 (rounded) versus expenses of $2,350,000 (rounded) and net income of $486,000 (rounded), or a return of 17% of revenues. This compares with May 31, 2000 revenues of $613,600 (rounded), expenses of $1,156,600 (rounded), and a net loss of $543,000. Thus, period-to-period revenues improved $2,222,000 (rounded), or 462%, and operating net results in DSGI alone improved $1,029,000 (rounded).

The principal additional revenue enjoyed by the consolidated Company was $862,000 of investment banking/advisory services fees earned outside DSGI. The consolidated Company's trading profits earned by DSGI were reduced by $329,600 (rounded) largely by unrealized inventory losses in other subsidiaries.

 The largest component of revenue in the consolidated Company, as well as DSGI, was $1,331,325 in customer driven principal transactions, i.e., either riskless principal or virtually riskless principal transactions. Customer driven riskless principal business is a rapidly growing, stable and profitable business segment for the Company. This consists of institutional fixed income trades with nationally and internationally known clients such as large banks, insurance companies, and state and other local government pension funds. It also includes the establishment during the period of a Certificate of Deposit (CD) Desk that engages in the "brokered deposits" business. The Company has now established correspondent relationships with more than 75 CD issuer-clients, with numerous other correspondent relationships pending. The Company anticipates, and in fact its business plan calls for, the sustained growth of the riskless principal line into a primary source of revenue and profit.

The second largest revenue source was investment banking and advisory services activities of a total of $933,298, a revenue source that the Company did not have at all in the prior fiscal period. Usual and customary brokerage commissions and rebates of $515,000 (rounded) was the third leading revenue source, followed by $402,600 (rounded) from traditional firm trading. Miscellaneous items contributed another $123,000 of revenue.

In considering the Consolidated Statement of Operations taken as a whole, even though it reflects an operating loss of $148,548, it is important to bear in mind that the Company issued stock valued at $597,453 in lieu of cash compensation to employees and consultants and other professionals. In addition, it paid management and administrative services fees of $516,600. to its majority shareholder. Without these charges the income statement would have shown an operating profit of $965,505, or earnings of $0.12 per share.

B.  Expected Growth in Demand for Fixed Income Products --
Regulation S-B Item 303(b)(1)(i) & (iv).

Our mission is to provide high quality service in fixed income brokerage, funding, asset management and advisory to Institutions, individuals and Native American Nations. Fixed
Income products are enjoying a renaissance of investor interest for several reasons.

First, the recent decline in the indices of equity market product performance over the past year has produced a certain degree of a "flight to quality," or reconfiguration of portfolios to a greater inclusion of fixed income products to alleviate some of the volatility of the equity markets. At the same time, the Federal Reserve Board, the governing authority of monetary policy in the United States, has acted in virtually unprecedented fashion to lower key interest rates either to slow, ease or prevent a recession. This instills higher interest and demand for fixed income products already issued and in the market-place. The economies of Europe and Japan have recovered along with Oil prices. Moreover, notwithstanding the interest-cutting actions of the Federal Reserve Board, inflation indicators have been continuing to rise. Interest rates on investment grade, non-government securities approach 8%, and investor interest rises.

Second, in the next few years, Baby Boomers will begin to cash in their stock market profits as they retire. Their need for predictable income will increase and that increases demand for Fixed Income products, not only directly but also through mutual funds, annuities, and certificates of deposit.

Third, since Social Security taxes (FICA) have been counted with general government revenues, the budget balancing effects will reverse as Baby Boomers retire, and begin to pull money out of the Social Security System. More attractive interest rates will result.

C. Plan of Operation -- Regulation S-B Item 303(a)(1).

The Company expects to continue to grow all of its present revenue-producing lines of business, that is: (1) traditional securities brokerage commission-generating transactions; (2) investment advisory/investment/merchant banking; (3) customer driven riskless principal trading; and (4) modest risk principal trading. These businesses also produce certain relatively incidental revenues such as rebates, interest and dividends. During the course of the year ended March 31, 2001, these businesses have proven not only to be self-sustaining, but to produce excess revenues sufficient to finance slow to moderate growth internally.

In order for the Company to meet its goals for the continued expansion of its businesses, the Company will require additional financing from external sources. At the end of the F/Y/E March 31, 2001, the Company sold 500,000 of its Class C Preferred shares for $1,000,000 in cash or marketable securities, and during the period since then to the date of this Report, arranged for the sale of up to 2,000,000 shares of its common stock for $1,500,000 in cash. At the date of this Report such activities have thus far netted $220,000 in cash, and restricted securities worth, at the Balance sheet date, $1,875,000. The Company also secured a $1,500,000 revolving line of credit through Wexford to finance the growth of its CD Desk, and has obtained informal loan commitments for possible acquisitions. These arrangements are expected to provide adequate cash resources for the Company's business through the forthcoming year.

The Company has no product research and development underway or expected in the next twelve (12) months, nor does it expect a purchase or sale of plant and/or significant equipment.

The Company intends to hire additional Fixed Income salespersons as they become available. As ticket volume increases, a small increase in support staff may be needed.
Inasmuch as growth is planned, however, the number of employees could change, most probably increase, as business opportunities arise, evolve, mature and come to fruition.

D.  Other Matters -- Regulation S-B Item 303(b)(1)(iii), (v), &
(vii).

The Company has no material commitments for capital expenditures in the current year.

There are no significant elements of income or loss that do not arise from continuing operations, except that this year tax loss carry forwards offset $540,000 of operating income. This for the most part consumed the carry forwards. Employee stock bonuses, and professional and consulting fees paid with stock, in lieu of cash compensation also generated a cost of $597,453. The tax loss carry forwards are now substantially consumed, and stock is expected to be used for compensation far less frequently in the forthcoming periods.

The Company's businesses are not usually subject to any seasonal aspects that have or would be expected to have a material effect on the Company's financial condition or results of operations.

Item 7.  Financial Statements -- Regulation S-B Item 310(a).

The financial statements required by this Item are attached hereto.

Item 8.  Changes in and Disagreements With Accountants --
Regulation S-B Item 304.

None.

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons Compliance With Section 16(a) of the Exchange Act --
Regulation S-B Item 405.

There is no information required to be reported pursuant to this Item.

Item 10.  Executive Compensation -- Regulation S-B Item 402.

None of the executive officers or directors of the Company received compensation in excess of $100,000. Pursuant to Instruction 1 of Item 402(a)(2)(i) the compensation of the Company's Chief Executive Officer is summarized in the following table.

	SUMMARY COMPENSATION TABLE.


Name                Year    Salary  Bonus Other      Total

Randy M. Strausberg 3/31/01 $81,920    -0- $9,375*   $91,295

* This is the value assigned to 50,000 shares of bonus stock awarded to Mr. Strausberg at the end of 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management -- Regulation S-B Item 403.

The information required in this Item is set forth in the following table.

	MANAGEMENT AND 5% BENEFICIAL OWNERSHIP TABLE.


Name and Address		Shares			Percent

Wavecount, Inc.			6,246,000			51.5%
Suite 1100-26
42 Broadway
New York, New York 10004

Randy M. Strausberg(1)(2)	6,296,000			51.9%

David W. Parsons(1)(2)		6,286,000			51.8%

Marc Greenspan(1)(2)		6,286,000			51.8%
Steven A. Muchnikoff(1)(2)	6,246,000			51.5%

Elroy Drake(2)(3)			6,301,000			51.9%

Directors and Officers
as a Group				6,301,000			51.9%


1.  C/o Wavecount, Inc., Suite 1100-26, 42 Broadway, New York,
New York  10004.
2. Mr. Strausberg is the Chairman and President of the Company. Mr. Parsons is a Director, the Corporate Secretary and
General Counsel.
    Mr. Greenspan is a Director and Corporate Treasurer.
    Mr. Muchnikoff was a Director and the Chief Operating Officer through March 31, 2001. Since that time, disputes and disagreements have developed between the Company and Mr. Muchnikoff that led first to discussions concerning his taking a lesser role in the Company, and evolved to discussions concerning Mr. Muchnikoff possibly pursuing other opportunities outside the Company. As this Report was being written, Mr. Muchnikoff resigned.
     Mr. Drake is Director.
3.   Mr. Drake's address is 270 CeeVee Lane, Bishop California
93515.

Item 12.  Certain Relationships and Related Transactions --
Regulation S-B Item 404.

No officer or director, or family member of an officer or director, has engaged in any material transaction with the Company within the last two years.

The Company has a nonmaterial Administrative Services agreement with a shareholder, Wavecount, Inc., pursuant to which it paid
Wavecount approximately $152,000 during the just-completed year.

Item 13.  Exhibits and Reports on Form 8-K -- Regulation S-B
Item 601.

Financial Statements filed with this Report are as follows.

Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity, and Statements of Cash Flows for the year ended March 31, 2001, and the fiscal period ended March 31, 2000.

There were no Forms 8-K filed during the last quarter covered by this Report.


SIGNATURES.
In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, duly authorized.


Dupont Direct Financial Holdings, Inc.

 /s/								/s/

Randy M. Strausberg, Chairman,			David W. Parsons,
Director, President and Chief Financial Officer
	Secretary and General Counsel

/s/								/s/

Marc Greenspan, Director and			Steven A. Muchnikoff,
Director,
Treasurer							Chief Operating Officer
/s/

Elroy Drake, Director

June 28, 2001




DUPONT DIRECT FINANCIAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS' REPORT
FOR THE PERIODS

YEAR ENDED MARCH 31, 2001
AND
MAY 5, 1999 THROUGH MARCH 31, 2000




DUPONT DIRECT FINANCIAL HOLDINGS, INC.

CONTENTS

							         Page


 Independent Auditors' Report					1

 Consolidated Financial Statements
      Balance Sheets						2
      Operations and Changes in Shareholders'
        Equity (Deficiency)					3
      Cash Flows							4

 Notes to Financial Statements				5-11




BERNSTEIN PINCHUK & KAMINSKY
7 PENN PLAZA  SUITE 830
NEW YORK, NY  10001
212-279-7900




INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dupont Direct Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dupont Direct Financial Holdings, Inc. as of
March 31, 2001 and March 31, 2000 and the related consolidated statements of operations and changes in stockholders' equity (deficiency) and cash flows for the year ended March 31, 2001 and the period May 5, 1999 through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dupont Direct Financial Holdings, Inc. at March 31, 2001 and 2000 and the consolidated results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.


BERNSTEIN PINCHUK & KAMINSKY LLP


New York, New York
June 14, 2001














DUPONT DIRECT FINANCIAL HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

March 31,

                                                 2001              2000
                                               --------------- ------------
                               ASSETS
Current Assets
 Cash, including brokerage clearing accounts $      246,806   $         -
      of $209,302
 Due from clearing agents (Note 2)                   32,487             -
 Due from stockholders (Notes 4 and 5)            1,318,510             -
 Trading mrktble. eq. securities(Note 14)            71,257             -
 Gov't securities, at mkt. value(Note 3)            798,888             -
 Bridge loan to Dev. Stage Comp.(Note 6)            114,290             -
 Prepaid expenses and other current assets            2,819             -
                                             ---------------  ------------
    Total current assets                          2,585,057             -
                                             ---------------  ------------
Property and equipment at cost (Note 9)             142,422             -
 Less accumulated depreciation                      (99,496)            -
                                             ---------------  ------------
                                                     42,926             -
                                             ---------------  ------------
Other Assets
 Investment in affiliates (Note 7)                  113,807             -
 Marketable investment securities (Note 8)             -                -
 Rent security deposit (Note 10)                     68,329        68,329
                                             ---------------  ------------
                                                    182,136        68,329
                                             ---------------  ------------
                                             $    2,810,119   $    68,329
                                             ===============  ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses       $      289,020   $    74,860
 Payable to clearing broker (Note 3)                166,176             -
 Corp. inc. and franch. taxes pay.(Note 2)            9,480         1,600
 Marketable securities sold short                    87,021             -
                                             ---------------  ------------
    Total current liabilities                       551,697        76,460
                                             ---------------  ------------
Deferred rent payable (Note 10)                      76,562        31,495
                                             ---------------  ------------

Commitments and contingencies (Notes 3, 11 and 12)

Shareholders' Equity (Notes 1, 11, 12, 13 and 14)
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
      March 31, 2000-issued and out. 1,331,964 shs.,
      March 31, 2001-issued 12,126,756 shares,
      outstanding 11,976,756 shares                 119,768        13,320
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
      Class C nonvoting, conv. into 0.5 common share-
      issued and outstanding 500,000 shares       1,000,000             -
   Additional paid in capital                     1,884,828        41,574
   Accumulated deficit                             (243,068)      (94,520)
   Unrealized loss on inv. securities(Note 8)      (579,668)            -
                                             ---------------  ------------
                                                  2,181,860       (39,626)
                                             ---------------  ------------
                                      $    2,810,119   $    68,329
    							   ===============  ============
             See the accompanying notes to the financial statements.
                                     -2-

DUPONT DIRECT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period May 5,1999 through March 31,2000
And the Year ended March 31, 2001


2001	2000
                                              -------------     -----------
Revenues
 Investment banking fees                         $    933,298   $        -
 Commissions and rebates                              515,240            -
 Customer driven principal transactions             1,331,325            -
 Handling charges and miscellaneous income             96,143            -
 Firm trading net profit (Note 15)                    402,581            -
 Dividands and interest                                27,355            -
                                                -------------  -----------
    Total revenue                                   3,305,942            -
                                                -------------  -----------
Expenses
 Employee compensation (Note 13)                    1,379,091            -
 Clearance fees                                       485,587            -
 Communications and data processing                   177,021            -
 Rent (Note 10)                                       176,149       31,495
 Management fees - shareholder (Note 5)               516,691            -
 Depreciation                                          23,570            -
 Fees and licenses (Note 13)                          404,643            -
 General and administrative (Note 7)                  282,035       10,986
 Corp. income and franchise taxes (Note 2)              9,703        1,600
                                                -------------  -----------
    Total expenses                                  3,454,490       44,081
                                                -------------  -----------
NET LOSS                                             (148,548)     (44,081)
Accumulated deficit at beginning of period            (94,520)     (50,439)
                                                 -------------  -----------
Accumulated deficit at end of period             $   (243,068)  $  (94,520)
                                                 =============  ===========
Common stock-$.01 par-beg.of pd.-1,331,964 shs.  $     13,320   $   13,320
  Shares issued during 2001 - 10,794,792 shs.         107,948            -
  Shares owned by subsid. 150,000 shs in 2001          (1,500)           -
  Shares outstanding at end of pd., 12,126,756
                                                 -------------  -----------
    shares in 2001 and 11,976,756 in 2000        $    119,768   $   13,320
                                                 =============  ===========
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2    $  1,000,000   $        -
                                                 -------------  -----------
  Balance at end of period-500,000 shares        $  1,000,000   $        -
                                                 =============  ===========
Additional paid in capital at beginning of pd.   $     41,574   $   37,119
  Additional amounts received during year           1,843,254        4,455
                                                 -------------  -----------
  Aditional paid in capital at end of year       $  1,884,828   $   41,574
                                                 =============  ===========
Unrealized loss on investment securities (Note 8)
  Prov. for loss in value of inv. securities     $   (579,668)  $        -
                                                 -------------  -----------
  Balance at end of year                         $   (579,668)  $        -
                                                 =============  ===========
Shareholders Equity (Deficiency) at end of pd.   $  2,181,860   $  (39,626)
                                                 =============  ===========
  Average number of shares outstanding            7,992,705      1,331,964
  Basic and fully diluted loss per share             $0.02          $0.03

         See the accompanying notes to the financial statements.
                                  -3-

DUPONT DIRECT FINANCIAL HOLDINGS INC.
STATEMENTS OF CONSOLIDATED CASH FLOW
For the Period May 5, 1999 to March 31, 2000
And the Year ended March 31, 2001

                                                  2001             2000
                                              ---------------  -----------

Cash flows from operating activities
  Net Loss                         $   (148,548)  $   (44,081)
                                              ---------------  ------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                     25,657             -
    Compensation and fees not paid in cash           597,453             -
    Increase in government securities               (798,888)            -
    Decrease in receiv.from clearing agent             1,037             -
    Increase in other current assets                  (2,229)            -
    Increase in accounts payable                     166,644         6,531
    Increase in margin balances                      166,176             -
    Increase in income taxes payable                   6,530         1,600
    Increase in deferred rent payable                 45,067        31,495
    Decrease in equity securities                    387,000             -
                                              --------------- -------------
    Total adjustments                                594,447        39,626
                                              --------------- -------------
  Net cash provided (used) by operations             445,899        (4,455)
                                              ---------------  ------------

Cash flow from investing activities:
    Cash paid for the purch. of property                (380)            -
    Loan to development stage company               (114,290)            -
    Cash invested in investees                       (38,752)            -
                                              ---------------  ------------
  Net cash (used) by investing activities           (153,422)            -
                                              ---------------  ------------

Cash flow from financing activities:
    Net cash remitted to shareholder                (120,664)            -
    Cash balances-subsidiaries acquired               10,039             -
    Cash paid as capital contributions                64,954         4,455
                                              ---------------  ------------
  Net cash provided (used) by fin. act.              (45,671)        4,455
                                              ---------------  ------------

Net increase in cash and equivalents                 246,806             -
Cash and equivalents, beginning of year                    -             -
                                              ---------------  ------------
Cash and equivalents, end of year             $      246,806             -
                                              ===============  ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                            $        1,576              -
                                              ===============  ============
  Income Tax                                  $        1,350              -
                                              ===============  ============

See notes 1, 4, 5, 8 and 13 for significant transactions not affecting cash.

                     See the accompanying notes to the financial statements.
                                          -4-





DUPONT DIRECT FINANCIAL HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001 AND 2000

Note 1.  HISTORY OF THE REGISTRANT

Dupont Direct Financial Holdings, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Marci International Imports, Inc. The Company subsequently changed its name to FAB Global, Inc. and, on March 7, 2000 further changed it to Dupont Direct Financial Holdings, Inc. The Company conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933. As a result of bankruptcy proceedings in 1989, the Company became inactive and had no material assets, liabilities or business activities until May17, 2000, when, as a result of a business combination, the Company issued 5,800,000 shares of the Company's common stock to Wavecount, Inc.("Wavecount"), a privately-held financial services holding company plus additional shares to some investors in Wavecount in exchange for substantially all the assets of Wavecount.

The assets transferred to the Company in connection with this transaction include all the outstanding stock of Dupont Securities
Group, Inc.("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements, all outstanding stock of Wavecount Futures, Inc., a member of the NFA, and Wavecount Asset Management LLC, an investment manager that is a New York State Registered Investment Advisor, 245 shares of the common stock (a 49% interest) of Native American Financial Services Company ("NAFSCO"), a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation ( Together with the Navajo partner, Wavecount established NAFSCO as the first Native American financial services company on a Native American reservation) and shares in several bulletin board listed public companies and some inactive companies and LLC's.

A majority of the Company's consolidated revenues are derived from DSGI. The Company elected to change its fiscal reporting period to March 31, commencing with the period ended March 31, 2000.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Dupont Direct Financial Holdings, Inc. is presented to assist in understanding the Company's financial statements. The financial statements are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        Cash and cash equivalents:

   Cash and cash equivalents include cash in brokerage clearing accounts, time deposits and all liquid debt instruments with original maturities of three months or less which are not used as collateral.


        Marketable equity and government securities:

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 115 "Accounting for Certain Investments in Debt and Equity Securities". Those Company investments owned by
DSGI are classified as "trading securities". Accordingly, such securities are carried at market value with any unrealized gains and losses being included in income. Realized gains or losses are computed based on the average cost of the securities sold. Government securities at March 31, 2001 consisted of Treasury bills which are being used as collateral with its clearing brokers.
Securities received by the Company in exchange for shares of its stock are considered investment securities and are carried at fair value at date of acquisition, which is adjusted to market value, if lower, by a charge to a shareholders' equity valuation account.

        Property and equipment:

   Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

        Investments in subsidiaries and affiliates:

   The financial statements of companies in which the Company has a majority interest have been consolidated with those of the Company. Companies in which the Company has a significant minority interest are recorded at equity. Under this method the Company caries its investment at original cost, adjusted for its share of their income or loss and amortization of the excess of original cost or contributed capital over 40 years.

         Concentrations of credit risk:

   Financial instruments that potentially subject the Company to major credit risk consist principally of cash investments and securities carried as investments. The Company places its cash investments with quality entities to minimize the credit risk.

         Income taxes:

   The provision for income taxes is computed on the pre-tax income of the Company. Deferred taxes result from the future tax consequences associated with temporary differences between the amounts of assets and liabilities recorded for tax and financial accounting purposes. As the Company on a separate company basis has incurred losses and DSGI has incurred sufficient losses in all preceding years, there are no material current provisions for income taxes. The Company and its subsidiaries have prepared their tax returns through March 31, 2001 on a separate company basis, but expect to file on a consolidated basis in future years. At March 31,2001 DSGI had a net operating loss carry forward of approximately $34,000 available to reduce future taxable income earned through 2020, after applying approximately $517,000 to reduce current taxable income. At March 31, 2001 the Company had a net operating loss carry forward of approximately $600,000 available to reduce taxable income earned through 2020.

        Litigation:

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition of results of operations of the Company or its subsidiaries.

        Revenue recognition:

   Transactions in securities and related commission expense are recorded on a trade date basis.

        Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 3.   DUE FROM CLEARING AGENT AND OTHERS

The Company's subsidiary, DSGI, has a clearing arrangement with Bank of New York Clearing Inc. ("BNY") to act as its clearing agent on a fully disclosed basis on which BNY maintains customer accounts. Maintenance of a clearing relationship entails a risk of unreconcilable differences. The inability of BNY to meet its obligations could result in substantial losses to the Company and the loss of the investors' investment. At March 31, 2001 $495,815 in Treasury bills were maintained as collateral for the Company's other accounts. In addition, the Company had an additional $303,073 in Treasury securities at another broker.

Note 4.  DUE FROM PURCHASER OF 500,000 SHARES OF PREFERRED STOCK

Since 1999, the Company has been authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share and could determine the characteristics of each class in the future. On March 30, 2001 the Board of Directors authorized the issuance of 500,000 shares of a Class C Preferred Stock to an investor for $1,000,000. The Class C Stock is nonvoting, redeemable at any time at the option of the Company for $2 per share and is convertible to ordinary voting common at the option of the investor at the ratio of one half share of common for each share of Class C Preferred Stock tendered. In May 2001 the investor offered and the Company accepted 250,000 restricted shares of Trade the Planet Corp., a bulletin-board-traded stock, for the investor's $1,000,000 obligation. At the time it was tendered, 250,000 tradeable shares had a quoted market value of approximately $1,875,000.

Note 5.   TRANSACTIONS WITH PRINCIPAL SHAREHOLDER

During the year ended March 31, 2001, Wavecount, Inc. the principal stockholder of the Company charged the Company and its subsidiaries management fees aggregating $516,691. At March 31, 2001 the Company had a receivable of $16,760 from the stockholder.
In addition, DSGI had a account payable to the stockholder in the amount of $26,000, which is included in accounts payable.

Note 6.   BRIDGE LOAN

During the year ended March 31, 2001, subsidiaries of the Company made $114,290 in bridge loans to Diabetex International Corporation, a development stage company in which the Company's subsidiaries sometimes take a position. These loans bear interest at the rate of 16% and mature in August and September 2001. Collection of the receivable may be dependent on the borrower's ability to raise additional financing.

Note 7.   INVESTMENT IN AFFILIATES

As described in Note 1, the Company has a 49% interest in Native American Financial Services, Inc. ("NAFSCO"). NAFSCO has a 100% interest in Native American Securities Co.("NASCO") The Company paid approximately $80,000 in excess of equity for its 49% interest and during the year ended March 31, 2001 contributed an additional $38,752 to fund the entire initial capital of NASCO although it only received a 49% equity interest in NAFSCo. NAFSCO had a consolidated net loss of approximately $10,000 during the year. The Company's share has been included as a general and administrative expense. The Company is amortizing its excess of cost over equity on the investment over 40 years and charged $2,087 to amortization expense during the year ended March 31, 2001. During the year ended March 31, 2001 DSGI paid commissions of $88,495 to an officer who paid an equal amount as an administrative service fee to NAFSCO.

Note 8.   INVESTMENT IN MARKETABLE SECURITIES

During the year ended March 31, 2001 the Company, in exchange for
shares of its stock acquired various interests in various securities which are traded on the bulletin board:
                                            Original March 31,
2001
                                              Cost      Value
Warrants-CDKNET.COM INC. to buy
     254,799 shares at 60 cents a share     $579,668          0
Total                                       $579,668   $      0

Since the cost of these securities exceeded their quoted value at March 31, 2001 by $579,668 a valuation allowance of that amount has been provided.


Note 9.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2001:

Computer equipment                      $106,829
Furniture and office equipment            35,593
Total assets at cost                     142,422
Less accumulated depreciation            (99,496)
Net carrying value                     $  42,926

Note 10.   LEASE COMMITMENTS AND DEFERRED RENT

The Company is obligated under an operating lease for office space for a term of 10 years and 4 months with an escalation clause providing for annual increases of minimum rent. In addition to the specified minimum rent, the Company is required to pay 2.1% of the increases in real estate taxes over the base year and must pay for electricity.

At March 31, 2001, the commitment for minimum rental payments was as follows:

         Years ended March 31,
           2002      $159,810
           2003       164,604
           2004       169,542
           2005       176,431
           2006       186,861
     Thereafter       824,317
                   $1,681,565

The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent payable" which is included in current liabilities in the accompanying balance sheets.

Note 11.   NET CAPITAL REQUIREMENTS

As a registered broker/dealer, DSGI is subject to Securities and Exchange Commission's net capital rule which requires that DSGI maintain a minimum net capital as defined, of 6.67% of aggregate indebtedness or $100,000 whichever is greater. Net capital and aggregate indebtedness change from day-to-day, but as of March 31,
2001, DSGI had aggregate indebtedness of $348,394 and net capital of $514,879. Net capital exceeded requirements by $414,879 at March
31, 2001.


Note 12.    OFFICER STOCK OPTIONS

In February 2000, the Company issued options to officers to purchase up to 625,000 shares of the Company's common stock through February 8, 2005 at a cost of fifty cents a share.
All options vested on February 8, 2001.

Note 13.    ISSUANCE OF SHARES FOR SERVICES

During the year ended March 31, 2001, the Company issued
1,381,559
shares to officers and employees of the company and its affiliates. The shares have restrictions on their sale for one year and were issued at no cost to the officers and employees. An additional 722,000 shares were issued for consulting and legal services. In the opinion of management, the fair value of these shares was estimated to be equivalent to 25 percent of their quoted market value at date of issuance, which was $308,938 for the shares issued to officers and employees and $288,515 for shares issued for other services. In addition 446,000 shares were issued to Wavecount, Inc. the principal shareholder. No value was ascribed to those shares. The unaudited net income or loss and the average shares outstanding previously reported by the Company had to be restated to give appropriate recognition to shares issued for services, which was not previously recognized. (See Note
15).

Note 14.   TRADING SECURITIES OF PARENT COMPANY

A subsidiary, WASI, received 150,000 shares of the Company for use as trading marketable equity securities during the three months ended December 31, 2000 as payment for management advisory services. It has been recorded as trading marketable securities on
the books of the subsidiary and carried at market value
($112,500
at March 31, 2001) on such books but has been eliminated in consolidation.

Note 15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows:

Period -    Year    3 months  3 months     3 months      3 months
           ended      ended     ended        ended         ended
          March 31, March 31, December 31, September 30,  June 30,
            2001      2001       2000         2000          2000

Revenue  $3,305,942 $ 881,404 $ 612,986    $1,548,090    $263,462

Net income(loss),
 Previously
 reported     -          -     (298,782)      919,298      69,552
 Restated  (148,548) (441,226) (368,117)      919,298    (258,503)

Shares outstanding,
 Previously
 reported     -          -     7,445,116     7,511,964        -
 Restated  7,992,705 9,233,499 9,023,163     8,731,985   4,976,355

Net income(loss)per share
 Previously
 reported     -          -      $(0.04)       $ 0.12       $ 0.01
 Restated   $(0.02)   $(0.05)   $(0.04)       $ 0.11       $(0.05)

As disclosed in note 13, revisions in unaudited
Information previously reported by the Company were required to provide for recognition of shares issued as compensation or for services but not previously recognized during the period
April 18, 2000 to October 2, 2000. The net income recognized during the three months ended
September 30, 2000 was principally derived from firm trading in which DSGI earned significant income from selling certain securities short.


Note 16.    SUBSEQUENT EVENT

On or about March 16, 2001, the Company
agreed to acquire another NASD member
broker-dealer, Erste Bank Artesia
Securities Corp.(EBAS) from its shareholders.
The terms of the acquisition were that
the Company would acquire 100% of the stock of EBAS plus receive $30,000 in exchange for warrants to purchase the Company's common stock.

Based upon the unaudited financial statements filed with the NASD, as of May 31, 2001, the ownership equity was $188,391.

At the time of the acquisition of EBAS, EBAS was the lessee of certain office premises on Wall Street.
Under the terms of its lease, the landlord contends that EBAS was required to obtain the prior approval of the landlord for such change in ownership which, in effect, the landlord contends, is an assignment of the lease.
The landlord contends that EBAS did not seek or obtain such approval, and as a consequence, has denied the Company, through EBAS/AIS, the quiet enjoyment of the leased premises.
EBAS/AIS has therefore not paid the May and June rent. The outcome of this controversy is uncertain at this time, and in management's judgment no further financial statement provision for it is required.






    The Company also acquired Wavecount's interests in a
         letter of intent to acquire B&S Portfolio Management, GmbH ("B&S"), a registered securities broker located in
   Munich,  Germany which also operates as an asset
    management firm and investment advisor.  This portion of
      the Transaction was never completed and therei is no expectation that it will ever come to fruition.

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


	-   -
	-   -