Form 10QSB
period 2001-06-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2001-08-14
CIK 807904

At June 30, 2001 there were 12,048,835 shares of

common stock and equivalents issued  and  outstanding.



The Issuer's revenues for its most recent fiscal year

were $3,305,942. The revenues for the most recent

fiscal quarter were $1,203,037, and for the quarter

ended March 31, 2001, $881,404.


DOCUMENTS INCORPORATED BY REFERENCE


The contents of the following documents filed by the

Company, with the Securities and Exchange Commission

(the "Commission" or "SEC") are incorporated by

reference into this Interim Report on Form 10-QSB by

reference and shall be deemed to be a part hereof:



Annual Report on Form 10-KSB for F/Y/E 03/31/01 dated

06/29/01.

Annual Report on Form 10-KSB for F/YE 03/31/00 dated

August 8, 2000.

Annual Report on Form 10-KSB for F/Y/E 05/1999 dated

February 8, 2000.

Report SC 14F1 dated February 25, 2000.

Current Report on Form 8-K dated April 20, 1999.

Current Report on Form 8-K dated February 7, 2000.

All amendments to such Current Reports on Form 8-K

that are subsequently filed by the Company pursuant to

Sections 13(a), 13(c), 14 and 15(d) of the Exchange

Act. Interim Reports on Forms QSB dated August 15,

2000, November 14, 2000, and February 14, 2001.


ITEM 1 (ITEM 310(b) of REGULATION S-B).  FINANCIAL

STATEMENTS.



The financial statements required to be set forth in

this Item precede and accompany this narrative

description.  No comparable "year-earlier" periods are

presented since at that time the Company had only been

in business for a fiscal period of one month and such

a comparison would be meaningless.



    ITEM 2 (ITEM 303 of REGULATION S-B).



    MANAGEMENT'S DISCUSSION AND ANALYSIS

    AND PLAN OF OPERATIONS.



A.  Safe Harbor Statement Under the

Private Securities Litigation Reform Act of 1995.



Certain statements contained in this section and

elsewhere in this Form 10-QSB constitute "forward

looking statements" within the meaning of the Private

Securities Reform Act of 1995.  Such forward-looking

statements involve a number of known and unknown

risks, uncertainties, and other factors which may

cause actual results, performance or achievements of

the Company to be materially different from future

results, performance or achievements expressed or

implied by such forward-looking statements.  Such

factors include, but are not limited to, changes in

the markets for the Company's products and services,

regulatory and economic factors, economic cyclicality,

competition, litigation, client or customer

arrangements that may expand or contract, adverse

weather conditions, possible technological advances or

obsolescence's in existing or future products or

services, the variability in the value of the

Company's securities inventory products, customer

concentration, and other risks detailed in the

Company's other periodic reports filed with the United

States Securities and Exchange Commission (SEC).  The

words "believe," "expect," "anticipate," "may,"

"plan," and similar expressions identify

forward-looking statements.  Readers are cautioned not

to place undue reliance on these forward-looking

statements, which speak only as of the date the

statement was made.



B.  Financial Results of Operations.



During the fiscal quarter of April 1, 2001 and ended

June 30, 2001, the consolidated Company had revenues

of $1,203,000 (rounded) and a net profit of $265,300

(rounded).  This computes to an earnings per share of

a profit of $0.02 on a fully diluted basis.



The largest components of revenues were derived from

customer-driven riskless (or nearly riskless)

principal proprietary transactions of $656,650

(rounded), investment banking and advisory services

activities of a total of $279,500, followed by usual

and customary brokerage commissions, rebates and

interest earned on customers' money balances, and firm

trading of securities at risk for an aggregate of

$266,890 (rounded).  This included a largely

unrealized loss on equity securities held by the firm

in its principal broker-dealer subsidiary of $69,502.

This means that the firm's cash revenues were actually

more nearly $1,272,500.



For the last three full operating quarters on which

the Company has reported results of operations, this

compares with revenues and profits or (losses)

respectively of $881,404 and ($441,226) (03/31/01

quarter); $612,986 and ($368,117) (12/31/00 quarter);

and $1,548,090 and $919,398 (9/30/00 quarter).



Thus, the Company enjoyed its second-greatest revenue

and profit quarter in its history after its

transformation from a dormant shell company into a

financial services holding company with operating

businesses.



The Company's management does not expect that

quarter-to-quarter, or present period to year earlier,

comparisons to be particularly instructive or

enlightening in the current and near future reporting

periods for several reasons.  First, the Company is

undergoing rapid change as business lines/components

are added and expanded as business opportunities are

discovered, cultivated and brought to fruition.  That

is, the Company's business character is under

development and by definition not yet mature.  This is

not a process that occurs on a time line.  Second,

business cycles in the financial services industry are

not in general seasonal as in certain other

businesses; for example, a recession may cause several

poor quarters in a row while good weather is producing

banner crops and all that goes with them in seasonal

businesses.  The equity sector of financial services

products has been in material decline for over a year,

although prior to that it had been in ascent for an

unprecedented period.  Third, and finally, as the

Company grows, it may be reasonably expected to incur

certain capital expenses that had been deferred from

earlier periods.



C.  Background.



During the fiscal period ended June 30, 2000, by on or

about May 17, 2000, the Company completed the

reorganization (the "2000 Reorganization") more fully

described in the Company's annual reports on Forms

10-KSB filed on or about July 13, 2001, and August 8,

2000, both of which are incorporated herein by

reference as though set forth here as fully as if set

forth verbatim.  Pursuant to that reorganization, the

Company transformed itself from a "shell" company

without any significant business or operations into a

financial services holding company owning several

operating businesses and several substantial

investments.  In the fiscal ten month period ended

March 31, 2001, the company completed its first full

operating "annual" equivalent.  The Company's interim

Form 10-QSB reports after this one will be able to

provide comparable "year-earlier" results.  This year,

however, comparing the year's "first" quarter with

last year's reported "first" period, that included

only one month, would not be meaningful or helpful to

the reader.



The principal operating business during this quarter

was Dupont Securities Group, Inc. ("DSGI"), a

broker-dealer registered with the United States

Securities and Exchange Commission ("SEC") with

membership in the National Association of Securities

Dealers, Inc. ("NASD").  The other businesses it

acquired are Wavecount Asset Management LLC (WAM),

Wavecount Futures, Inc. ("Futures"),Wavecount Advisory

Services, Inc. (WASI), in which the Company performs

its investment banking and advisory services functions

that do not necessarily require the issuance of

securities and therefore the services of a registered

broker-dealer, and a forty-nine percent (49%) interest

in Native American Financial Services Company

("NAFSCO").

D.  The Operating Companies.



Dupont Securities Group, Inc. ("DSGI") is the

Company's most active and productive operating

business.



DSGI has a direct clearing arrangement with the Bank

of New York, as the acquirer of Schroder & Co., Inc.'s

clearing agent subsidiary, in order to carry on and

maintain such institutional fixed income and retail

equity trading.  The Bank of New York, the oldest bank

in the country, was founded by Alexander Hamilton, and

its clearing subsidiary is housed in a separate

clearing subsidiary known as Bank of New York Clearing

Services LLC (BNY Clearing).  As a result, DSGI has

posted collateral security with BNY Clearing adequate

for this purpose.  The collateral deposited at BNY

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



DSGI has also placed most of its institutional fixed

income portion of its business with Prudential

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



Prior to its acquisition by BNY Clearing,

Schroder had planned to provide Internet

access for trade execution and market

information for retail equity clients,

of its correspondents.  The Company sees

this as a significant growth area for Its Securities

business.  (Customers will also be able to

trade stocks electronically via these facilities).

The service will be available through DSGI's website

under the name DupontDirect.com.  Via a hot link to

clients were to able to open accounts,

receive market information, execute trades and see the

status of their account.  However, following the

acquisitions, the timing of the availability of

this service is uncertain. DSGI is unable to

predict or forecast a reasonable date for its expected

availability.



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



PART II.        OTHER INFORMATION.



ITEM 1.  LEGAL PROCEEDINGS (Item 103 of Regulation

S-B).



As of June 30, 2001, several legal proceedings have

been initiated against the Company or its subsidiaries

in the normal course of its business, although only

two or three of these have arisen in the quarter ended

June 30, 2001.  All but two of these, however, are

based on matters and events occurring prior to the

time that the Company owned the operating businesses

acquired by the Company in the Transaction.

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

i.e., the stock exchanges and the NASD.  The

Designated Examining Authority (DEA) for DSGI is the

NASD.  DSGI is subject to routine examination at any

time by both the SEC and the NASD, although it is

subject to a cyclical routine examination by the NASD

every two years.  As a regular matter in the ordinary

course DSGI receives regulatory inquiries on a wide

range of securities industry subjects several times a

year.  DSGI is also subject to the regulatory

authority of every state jurisdiction in which it is

registered.   If DSGI fails to comply with applicable

laws and regulations, it may face penalties or other

sanctions that may be detrimental to business.   That

is, for an alleged failure to comply with an

applicable law or regulation, government regulators

and self regulatory organizations may institute

administrative or judicial proceedings against the

Company that could result in censure, fine, civil

penalties (including treble damages in the case of

insider trading violations), the issuance of

cease-and-desist orders, the loss of status as a

broker-dealer, the suspension or disqualification of

officers or employees or other adverse consequences.

It would not be unusual for the Company to settle such

matters without respect to the underlying merits of

the allegations since it would unduly tax the

Company's executive and staff resources to contest

such allegations, even though the Company may well not

be culpable in such situations.  The imposition of any

material penalties or orders on DSGI could have a

material adverse effect on the Company's business,

operating results and financial condition.



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


        None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None.

A special Meeting of Shareholders, in lieu of

the By-Law specified Annual Meeting on July 15th, is

anticipated to be called before October 30, 2001.  At

that meeting, management's slate of director nominees

will be presented, and certain matters of corporate

governance, such as permitting management to set the

annual shareholders meeting at a convenient time

following the filing of the Company's annual report on

Form 10-KSB, will be voted upon.  All such matters

will be subject to a definitive Proxy Statement that

is expected to be presented to the shareholders within

approximately the next 45 days.


ITEM 5.  OTHER INFORMATION.



        None not heretofore reported.



SIGNATURES.



In accordance with the requirements of the Exchange

Act, the Registrant caused this Report to be signed on

its behalf by the undersigned, duly authorized.





Dupont Direct Financial Holdings, Inc.





/s/



Randy M. Strausberg, Chairman and

President


             DUPONT DIRECT FINANCIAL HOLDINGS INC.
             CONSOLIDATED BALANCE SHEETS
             JUNE 30, 2001(UNAUDITED)AND MARCH 31, 2001
                                        June 30,   March 31,
                                           2001        2001
          \                               (UNAUDITED)
                                        ------------ ------------
                              ASSETS
Current Assets
   Cash, brokerage clearing accounts     $   353,099  $   209,302
   Cash, other                                34,732       37,504
   Due from clearing agents                   33,042       32,487
   Due from stockholders                     288,400    1,318,510
   Trading marketable equity securities      199,726       71,257
   Gov't securities, at market value         799,984      798,888
   Bridge loan to dev. stage company         178,079      114,290
   Prepaid expenses and other current assets   7,964        2,819
                                        ------------  ------------
      Total current assets                 1,895,026    2,585,057
                                        ------------  ------------
Property and equipment at cost               142,422      142,422
   Less accumulated depreciation            (104,210)     (99,496)
                                         ------------  ------------
                                              38,212       42,926
                                         ------------  ------------
Other Assets
   Investment in affiliates                  114,408      113,807
   Marketable investment securities        1,000,000            -
   Rent security deposit                      68,329       68,329
                                         ------------  ------------
                                           1,182,737      182,136
                                         ------------  ------------
                                         $ 3,115,975  $ 2,810,119
                                         ============  ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses $   255,368  $   289,020
   Payable to clearing broker                 97,637      166,176
   Corp. inc. and franch. taxes payable       77,730        9,480
   Marketable securities sold short           27,579       87,021
                                         ----------- ------------
      Total current liabilities              458,314      551,697
                                         ----------- ------------
Deferred rent payable                        209,113       76,562
                                         ------------ ------------
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
      March 31, 2001-issued 12,126,756 shares,
      outstanding 11,976,756 shares;
      June 3O, 2001-issued 12,198,835 shares,
      outstanding 12,048,835 shares          120,488      119,768
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
      Class C nonvoting, conv. into 0.5 common share-
      issued and outstanding 500,000 shares 1,000,000    1,000,000
   Additional paid in capital               1,885,472    1,884,828
   Retained earnings(Accumulated deficit)      22,256     (243,068)
   Unrealized loss on inv. securities        (579,668)    (579,668)
                                            ----------- ------------
                                             2,448,548    2,181,860
                                           ----------- ------------
                                           $ 3,115,975  $ 2,810,119
                                            =========== ============
    DUPONT DIRECT FINANCIAL HOLDINGS INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS
    AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
    FOR THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
    AND THE THREE MONTHS ENDED JUNE 30, 2000(UNAUDITED)
                                        FOR THE THREE MONTHS ENDED
                                        JUNE 30,2001  JUNE 30,2000
                                        (UNAUDITED)   (UNAUDITED)
                                         ------------- ------------
Revenues
   Investment banking fees               $    279,500  $   119,622
   Commissions and rebates                    111,564       43,130
   Customer driven principal transactions     656,648       52,072
   Handling charges and miscellaneous income  191,279        6,915
   Firm trading net profit                    (69,502)      39,890
   Dividends and interest                      33,548        1,833
                                          ------------ ------------
      Total revenue                         1,203,037      263,462
                                          ------------ ------------
Expenses
   Employee compensation                      421,241      156,451
   Clearance fees                             106,399       23,157
   Communications and data processing          43,804       19,504
   Rent                                        44,037       18,953
   Depreciation                                 4,714        2,357
   Fees and licenses                          137,341      263,304
   General and administrative                 104,157       10,839
                                           ----------- ------------
      Total expenses                          861,693      494,565
                                            ---------- ------------
Income (loss)  before income taxes            341,344     (231,103)
Corporate income and franchise taxes           76,020       27,400
                                            ----------- ------------
NET INCOME (LOSS)                             265,324     (258,503)
Accumulated deficit at beginning of period   (243,068)     (94,520)
                                            ----------- ------------
Accumulated deficit at end of period           22,256  $  (353,023)
                                          ============= ============
Common stock-$.01 par-beg.of pd.            $ 121,268  $    13,320
Shares issued 72,079 in 2001;7,356,000in 2000     720       73,560
  Shares owned by subsid. 150,000 shs in 2001  (1,500)           -
  Shares outstanding at end of pd., 12,048,835
                                          ------------- ------------
  shares in 2001 and 8,688,000 in 2000        120,488  $    86,880
                                          ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. On
   March 30, 2001-at $2			      $ 1,000,000  $         -
                                           ------------- ------------
  Balance at end of period-500,000 shares $ 1,000,000            -
                                           ============= ============
Additional paid in capital at beginning
of pd.                                   $  1,884,828  $    41,574
  Additional amounts received during period       644      876,939
                                           ----------- ------------
  Additional paid in capital at end of
   period                                $  1,885,472  $   918,513
                                        ============= ============
Unrealized loss on investment securities
   Balance at beginning of period        $   (579,668) $         -
  Prov. for loss in value of inv. Securities        -     (286,649)
                                          ------------ ------------
  Balance at end of period               $   (579,668) $  (286,649)
                                          ============= ============
Shareholders Equity at end of pd.        $  2,467,368  $   693,776
                                          ============= ============
    Average number of shares outstanding   11,994,181     4,976,355
Basic and fully diluted income(loss)per share    $0.02       $(0.05)





        DUPONT DIRECT FINANCIAL HOLDINGS INC.
        STATEMENTS OF CONSOLIDATED CASH FLOW
        FOR THE THREE MONTHS ENDED JUNE 30,2001(UNAUDITED)
        AND THE THREE MONTHS ENDED JUNE 30, 2000(UNAUDITED)
                                    FOR THE THREE MONTHS ENDED
                                    JUNE 30, 2001 JUNE 30, 2000
                                       (UNAUDITED)   (UNAUDITED)
                                        ------------  ------------

Cash flows from operating activities
  Net income (loss)                       $   265,324  $   (258,503)
                                           ------------ ------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization               5,263         2,357
    Compensation and fees not paid in cash     36,038       328,055
    Increase in government securities          (1,097)           -
    Decrease in receiv.from clearing agent       (555)       21,823
    Increase in other current assets           (6,163)        1,106
    Increase in accounts payable              (39,255)      (36,412)
    Increase in margin balances               (68,539)           -
    Increase in income taxes payable           68,250        26,600
    Increase in deferred rent payable           4,285         6,411
    Decrease in equity securities            (127,888)       12,410
    Decrease in marketable securities
    sold short                                (59,442)           -
                                            ------------ ------------
    Total adjustments                         (189,103)     362,350
                                            ------------ ------------
  Net cash provided (used) by operations        76,221      103,847
                                            ------------ ------------

Cash flow from investing activities:
    Cash paid for the purch. of property             -            -
    Cash remitted prior to aquisition of sub.        -      (60,800)
    Loan to development stage company          (63,789)           -
    Cash invested in investees                  (1,300)     (20,000)
                                            ------------ ------------
  Net cash (used) by investing activities      (65,089)     (80,800)
                                            ----------- ------------

Cash flow from financing activities:
    Net cash remitted to shareholders         (257,116)     (44,085)
    Cash balances-subsidiaries acquired        166,259       10,039
    Cash paid as capital contributions         220,750       20,000
                                            ------------ ------------
  Net cash provided (used) by fin. act.        129,893      (14,046)
                                           ------------ ------------

Net increase in cash and equivalents           141,025        9,001
Cash and equivalents, beginning of year        246,806            -
                                           ------------ ------------
Cash and equivalents, end of year          $   387,831  $     9,001
                                          ============ ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                         $    12,954            -
                                          ============ ============
  Income Tax                               $     7,569            -
                                          ============ ============
During the three months ended June 30,2001 the Company received shares of certain restricted securities in exchange for a receivable of $1,000,000.





12