Form 10QSB
period 2001-09-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2001-11-14
CIK 807904

COMPANY DATA:

COMPANY CONFORMED NAME:
DUPONT DIRECT FINANCIAL HOLDINGS, INCORPORATED.

CENTRAL INDEX KEY:
0000807904

STANDARD INDUSTRIAL CLASSIFICATION:
5700

IRS NUMBER:
59-3461241

STATE OF INCORPORATION:
GEORGIA

FISCAL YEAR END:
03/31

FILING VALUES:

FORM TYPE
FORM 10QSB

SEC FILE NUMBER:
000-15900

BUSINESS ADDRESS 1:
42 BROADWAY, SUITE 1100-26
NEW YORK, NEW YORK 10004

BUSINESS TELEPHONE:
917-320-4800

FORMER CONFORMED NAME:
FAB GLOBAL, INC.

DATE OF NAME CHANGE:
20000307

FORMER CONFORMED NAME:
MARCI INTERNATIONAL IMPORTS, INC.

DATE OF NAME CHANGE:
19970523

FORM 10QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C.  20549

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
THE  SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15900

For the Quarter ended September 30, 2001.

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

DUPONT DIRECT FINANCIAL HOLDINGS, INC.
(Exact name of Issuer as specified in its charter)

		Georgia					59-3461241
	(jurisdiction of				(I.R.S. Employer
   incorporation or organization)		Identification No.)

42 Broadway, Suite 1100-26
New York, New York 10004
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (917) 320_4800

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

At September 30, 2001 there were 13,124,734 shares of common stock and equivalents issued and outstanding, and 500,000 nonvoting, redeemable, convertible Series C Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year were $3,305,942. The revenues for the most recent fiscal quarter were $966,209, and for the quarter ended June 30, 2001, $1,203,037.

DOCUMENTS INCORPORATED BY REFERENCE

The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "Commission" or "SEC") are incorporated by reference into this Interim Report on Form 10-QSB by reference and shall be deemed to be a part hereof:

Annual Reports on Forms 10-KSB for F/Y/E 03/31/01 dated 06/29/01; for F/YE 03/31/00 dated August 8, 2000; for F/Y/E
05/1999 dated February 8, 2000.
Report SC 14F1 dated February 25, 2000.
Current Report on Form 8-K dated April 20, 1999.
Current Report on Form 8-K dated February 7, 2000.
All amendments to such Current Reports on Forms 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act. Interim Reports on Forms 10-QSB dated August 15, 2000, November 14, 2000, February 14, 2001, and August 14, 2001, for the fiscal periods ended approximately forty-five (45) days earlier.


ITEM 1 (ITEM 310(b) of REGULATION S-B).  FINANCIAL STATEMENTS.


                         DUPONT DIRECT FINANCIAL HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2001(UNAUDITED)AND MARCH 31, 2001

                                  	   SEPTEMBER 30      MARCH 31
                                                 2001          2001
                                            (UNAUDITED)
                                           -------------   -------------
                                   ASSETS
Current Assets
   Cash, brokerage clearing accounts     $      34,861    $    209,302
   Cash, other                                 124,775          37,504
   Due from clearing agents                    151,733          32,487
   Due from stockholders                       497,500       1,318,510
   Trading marketable equity securities        138,885          71,257
   Gov't securities, at market value           929,837         798,888
   Bridge loan to dev. stage company           189,579         114,290
   Prepaid expenses and other current assets     9,971           2,819
                                            -------------   -------------
      Total current assets                    2,077,141       2,585,057
                                          -------------   -------------
Property and equipment at cost                  155,495         142,422
   Less accumulated depreciation              (111,281)        (99,496)
                                          -------------   -------------

   			 44,214          42,926
                                          --------   -------------
Other Assets
   Investment in affiliates                     154,054         113,807
   Marketable investment securities           1,000,000               -
   Rent security deposit                         68,329          68,329
                                                --------   -------------
                                              1,222,383         182,136
                                              ----------   -------------
                                            $ 3,343,738    $  2,810,119
                                            ============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses        193,361    $    289,020
   Payable to clearing broker                   258,927         166,176
   Corp. inc. and franch. taxes payable          57,730           9,480
   Marketable securities sold short               5,743          87,021
                                             ------------   -------------
      Total current liabilities                 515,761         551,697
                                            -----------   -------------
Deferred rent payable                           213,398          76,562
                                              ----------   -------------
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
      March 31, 2001-issued 12,126,756 shares,
      outstanding 11,976,756 shares;
      September 3O, 2001-issued 13,124,734 shares,
      outstanding 12,974,734 shares             129,747         119,768
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
      Class C nonvoting, conv. into 0.5 common share-
      issued and outstanding 500,000 shares   1,000,000       1,000,000
   Additional paid in capital                 2,056,674       1,884,828
Retained earnings(Accumulated deficit)            7,826        (243,068)
   Unrealized loss on inv. securities          (579,668)       (579,668)
                                            -------------   -------------
                                               2,614,579       2,181,860
                                             -------------   -------------
                                             $  3,343,738    $  2,810,119
                                              =============   =============


                    DUPONT DIRECT FINANCIAL HOLDINGS INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
             AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                  SIX MONTHS      ENDED
                                                  SEPTEMBER        30,
                                                     2001          2000
                                                 (UNAUDITED)   (UNAUDITED)
Revenues
   Investment banking fees                      $    529,779  $   575,122
   Commissions and rebates                           338,949      155,880
   Customer driven principal transactions          1,240,062      240,983
   Handling charges and miscellaneous income         245,034       47,822
   Firm trading and inventory adjustments-net       (277,175)     787,662
   Dividends and interest                             52,552        4,083
   Net income of minority owned affiliate             40,045            -
                                               ------------ ------------
      Total revenue                                 2,169,246    1,811,552
                                               ------------ ------------
Expenses
   Employee compensation                              851,114      351,374
   Clearance fees                                     216,938       90,818
   Communications and data processing                 108,996       43,086
   Management fees - shareholder                            -      106,438
   Rent                                                89,416       68,095
   Depreciation                                        11,785        9,428
   Fees and licenses                                  253,753      276,265
   Fees and commissions paid to affiliate             173,400            -
   Interest                                            27,494            -
   General and administrative                         129,637      128,053
                                                   ------------- ------------
      Total expenses                                1,862,533    1,073,557
                                                 ------------- ------------
Income (loss)  before income taxes                    306,713      737,995
Corporate income and franchise taxes                   55,819       77,200
                                                 ------------- ------------
NET INCOME (LOSS)                                     250,894      660,795
Accumulated deficit at beginning of period           (243,068)     (94,520)
                                                 ------------- ------------
Retained earnings(deficit)at end of period       $      7,826  $   566,275
                                                   ============= ============
Common stock-$.01 par-beg.of pd.                 $    121,268  $    13,320
  Shares issued 997,978 in2001;7,356,000 in2000         9,979       73,560
  Shares owned by subsid. 150,000 shs in 2001          (1,500)           -
  Shares outstanding at end of pd., 12,974,734
                                                   ------------- ------------
    shares in 2001 and 8,688,000 in 2000         $    129,747  $    86,880
                                                   ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2    $  1,000,000  $         -
                                                 ------------- ------------
 			            	         $  1,000,000            -
                                                   ============= ============
Additional paid in capital at beginning of pd.   $  1,884,828  $    41,574
  Additional amounts received during period           171,846      876,939
                                                 ------------- ------------
  Aditional paid in capital at end of period     $  2,056,674  $   918,513
                                                 ============= ============
Unrealized loss on investment securities
   Balance at beginning of period               $   (579,668) $         -
  Prov. for loss in value of inv. securities                -     (453,861)
                                                  ------------- ------------
  Balance at end of period                      $   (579,668) $  (453,861)
                                                  ============= ============
Shareholders Equity at end of pd.               $  2,614,579  $ 1,117,807
                                                ============= ============
Average number of shares outstanding              12,232,947   6,854,170
Basic and fully diluted income per share               $0.02       $0.10




                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF OPERATIONS
                     AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                       		THREE MONTHS       ENDED
                                              	SEPTEMBER             30,
                                              	2001                 2000
                                                (UNAUDITED)     (UNAUDITED)
Revenues
 Investment banking fees                      $    250,279    $    455,500
   Commissions and rebates                         227,385         112,750
   Customer driven principal transactions          583,414         188,911
   Handling charges and miscellaneous income        53,755          40,907
   Firm trading and inventory adjustments-net     (207,673)        747,772
   Dividends and interest                           19,004           2,250
   Net income of minority owned affiliates          40,045               -
                                              -------------   -------------
      Total revenue                                966,209       1,548,090
                                              -------------   -------------
Expenses
Employee compensation                              429,873         194,923
   Clearance fees                                  110,539          67,661
   Communications and data processing               65,192          23,582
   Management fees paid to stockholder                   -         106,438
   Rent                                             45,379          49,142
   Depreciation                                      7,071           7,071
   Fees and licenses                               116,412          12,961
   Fees and commissions paid to minority affiliate 154,000               -
   Interest                                         16,562               -
   General and administrative                       55,611         117,214
                                                 ---------   -------------
      Total expenses                             1,000,639         578,992
                                               ----------   -------------
Income (loss) before income taxes                 (34,430)        969,098
Corporate income and franchise taxes (credit)     (20,000)         49,800
                                                ------------   -------------
NET INCOME (LOSS)                                 (14,430)        919,298
Retained earnings (accumulated deficit)at July 1   22,256        (353,023)
                                              -------------   -------------
Retained earnings at September 30             $      7,826    $    566,275
                                              =============   =============
Average number of shares outstanding            12,469,116       8,731,985
Net income (loss) per common share outstanding       $0.00           $0.10








                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOW
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                           	SIX MONTHS      ENDED
                                                SEPTEMBER         30
                                                     2001          2000
                                                (UNAUDITED)   (UNAUDITED)
                                                ---------  ------------
Cash flows from operating activities
  Net income (loss)                            $   250,894   $   660,795
                                                -----------  ------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                   12,883         9,428
    Compensation and fees not paid in cash          36,038       328,055
    Increase in government securities             (130,949)     (296,139)
    Increase in receiv.from clearing agent        (119,246)     (336,276)
    Increase in other current assets                (7,152)        2,351
    Increase in accounts payable                   (95,659)      (26,805)
    Increase in brokerage credit balances            92,751             -
    Increase in income taxes payable                 48,250        76,400
    Increase in deferred rent payable                 8,570        12,822
    Decrease in equity securities                   (67,628)      (45,370)
    Decrease in marketable securities sold short    (81,278)            -
    Undistributed (earnings) loss of affiliate      (40,045)            -
                                                 ------------  ------------
    Total adjustments                              (343,465)     (275,534)
                                                 -----------  ------------
  Net cash provided (used) by operations            (92,571)      385,261
                                                 ------------  ------------
Cash flow from investing activities:
    Cash paid for the purch. of property            (13,073)            -
    Cash remitted prior to aquisition of sub.             -       (60,800)
    Employee loan                                         -       (17,612)
    Loan to development stage company               (75,289)            -
    Cash invested in investees                       (1,300)      (20,000)
                                                   ----------  ------------
  Net cash (used) by investing activities           (89,662)      (98,412)
                                                  ------------  ------------
Cash flow from financing activities:
    Net cash remitted to shareholders              (422,407)      (75,329)
    Cash balances-subsidiaries acquired             166,259        10,039
    Cash paid as capital contributions              351,211       120,000
                                                   ------------  ------------
  Net cash provided (used) by fin. act.              95,063        54,710
                                                  ------------  ------------
Net increase in cash and equivalents                (87,170)      341,559
Cash and equivalents, beginning of year             246,806             -
                                                    ---------  ------------
Cash and equivalents, end of period              $  159,636   $   341,559
                                                    ============  ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                               $    29,516             -
                                                   ============  ============
  Income Tax                                     $     7,569             -
                                                 ===========  ============
During the three months ended June 30,2001 the Company received shares of certain restricted securities in exchange for a receivable of$1,000,000.




The financial statements required to be set forth in this Item precede and accompany this narrative description. The comparable year-earlier period is presented and the comparable results are discussed below, but the reader is cautioned that
(1) because of the tragic events at the World Trade Center in New York City on September 11, 2001, approximately four blocks north and one block west of the Company's headquarters, the Company's revenues were either interrupted entirely or diminished by disruption for approximately two weeks while virtually all expenses were fixed; and (2) because of certain evolutions in the business that have come to be separately refined and reported upon since the September 30th quarter of 2000, such as customer-driven principal transactions, the year-to-year financial statements for three months, particularly the income statements, are not as directly comparable as they will be in future periods. Comparisons of the financial statements for the six months ended on each September 30th are not meaningful since the period ended September 30, 2000, included only four months of actual operations due to the fact that the Company did not acquire its operating businesses until mid May 2000, and only June 2000 operations were included in the Company's Form 10-QSB filed for that period on November 14, 2000. The Company did not incur any material additional expenses as a consequence of the World Trade Center tragedy.

ITEM 2 (ITEM 303 of REGULATION S-B).

MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATIONS.

A.  SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic cycles competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obsolescence's in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission (SEC). The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

B.  FINANCIAL RESULTS OF OPERATIONS.

During the fiscal quarter of July 1, 2001 and ended September 30, 2001, the consolidated Company had revenues of $966,200 (rounded) and a net profit (loss) of ($34,400) (rounded) before taxes, ($14,400) net after taxes. On a per share basis this computes to an earnings per share of $0.00 fully diluted. This compares with revenue of $1,548.090, expenses of $578,992, and a net profit of $919,298, for the year-earlier quarter, earnings per share of $0.10.

Given that the stock market's just ended quarter was the worst performing quarter since 1987's fourth calendar quarter (see below), and the business impact of the events of September 11th at the World Trade Center and the Pentagon, which closed the company for nearly two weeks, management is not surprised nor displeased with such a breakeven performance.

For example, in the quarter ended December 31, 1987, the Dow Jones Industrial Average fell 630 points from 2,596.30 to 1938.80, or 25%, and the NASDAQ Composite fell 113.82 points from 444.29 to 330.47, or 25.62%. In the quarter ended September 30, 2001, the Dow dropped 1,654.85 from 10,502.40 to 8,847.57, or 15.76%. The NASDAQ Composite was down 662.44 points from 2,161.24 to 1,498.80, or 30.65%. These declines in 2001 followed steadily downward trends that had begun in early 2000.

The largest components of revenues were derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $583,400 (rounded), investment banking and advisory services activities of a total of $250,280, followed by usual and customary brokerage commissions, rebates and interest earned on customers' money balances, and net income from minority-owned affiliates (Native American Securities Company (NASCo.) for an aggregate of $340,190 (rounded).
Firm trading of securities at risk and inventory adjustments included a largely unrealized loss on inventory securities held by the firm in all of its subsidiaries of $207,673. This means that the firm's cash revenues were actually more nearly $1,174,000 (recapturing the unrealized inventory loss), and giving a "pro forma" effect to a $45,000 business interruption insurance claim for lost profits stemming from the World Trade Center tragedy, cash profit would have been $218,630 (rounded) or about $0.2 per share. Notwithstanding the enhanced difficulties of the instant quarter, this was approximately equal to the June 30, 2001, quarter when the Company earned $265,300 on $1,203,000 of revenue for $0.02 per share.

For the last three full operating quarters on which the Company has reported results of operations, this compares with revenues and profits or (losses) respectively of $1,203,000 (rounded) and a net profit of $265,300 (rounded) (6/30/01 quarter); $881,404 and ($441,226) (03/31/01 quarter); and
$612,986 and ($368,117) (12/31/00 quarter).

Thus, the Company enjoyed its second-greatest revenue and profit quarter in the last four quarters.

The Company's management does not expect that quarter-to-quarter, or present period to year earlier, comparisons to be particularly instructive or enlightening in the current and near future reporting periods for several reasons. First, the Company is undergoing rapid change as business lines/components are added and expanded as business opportunities are discovered, cultivated and brought to fruition. That is, the Company's business character is under development and by definition not yet mature. This is not a process that occurs on a time line. Second, business cycles in the financial services industry are not in general seasonal as in certain other businesses; for example, a recession may cause several poor quarters in a row while good weather is producing banner crops and all that goes with them in seasonal businesses. The equity sector of financial services products has been in material decline for over a year, although prior to that it had been in ascent for an unprecedented period. This limits the company's ability to grow its investment banking revenue. Third, and finally, as the Company grows, it may be reasonably expected to incur certain capital expenses that had been unnecessary in earlier periods.

Nonetheless, a brief discussion of a comparison of the September 2000 quarter with the September 2001 quarter will be presented. In order to assist the reader in gaining a greater understanding of the Company's development from the year-earlier period, certain refinements have been made in the financial statements for the three months ended September 30, 2000, to allow more direct comparisons to the financial statements as currently presented.

For example, in September 2000 the category of customer driven principal transactions had been included in firm trading income. With the refinements in the financial statements, one can see that this revenue line has grown dramatically from $188,900 in September 2000 to $583,400 in September 2001.
This is an increase of $394, 500, or almost 310%. This dramatic growth is due to the Company's concentrated efforts, which it intends and anticipates to continue into forward quarters in expanding its fixed income business with institutions buyers such as state and local governments, banks, and insurance companies.

Commissions and rebates also grew dramatically, from $112,750 at September 2000 to $227,400 this year. This is an $114,650 increase, or more than doubling. This has arisen due to the addition of a few more retail equity salespeople with greater productivity. Handling charges and miscellaneous income were up from $40,900 to $53,800, or $12,900, 31%, for largely the same reason.

Firm trading profit fell from $747,772 to ($207,673). The September 2000 profit was due largely to one highly profitable trade that cannot reasonably be expected to be duplicated with any regularity. Moreover, as stated earlier, the trading loss shown for September 2001 is largely confined to unrealized inventory losses. If one eliminates that single large trade from last year's results of operations, revenue for that quarter would have been $800,318, or $166,000 less than the quarter ended September 30, 2001.

Finally, on the expense side of the ledger, there have been no unusual material increases over a year ago that are not directly related to the growth of the business.

On the balance sheet of the financial statements, the Company's assets grew to $3,344,000, from $1,449,000 one year earlier, growing by 230%. In the six months ended September 30th, assets grew from $2,810,000, or approximately 19% since March 30, 2001. Net assets over current liabilities were $2,828,000, an increase of $569,600 since March 30, 2001, or approximately 25%. Net asset increase from the year-earlier period was up from $1,212,800, again approximately 233%.

C.  BACKGROUND.

During the fiscal period ended June 30, 2000, by on or about May 17, 2000, the Company completed the reorganization (the "2000 Reorganization") more fully described in the Company's annual reports on Forms 10-KSB filed on or about July 13, 2001, and August 8, 2000, both of which are incorporated herein by reference as though set forth here verbatim. Pursuant to that reorganization, the Company transformed itself from a dormant company without any significant business or operations into a financial services holding company owning several operating businesses and several substantial investments. In the fiscal ten month period ended March 31, 2001, the Company completed its first full operating "annual" equivalent.

The principal operating business during the September 30, 2001, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are American International Securities Inc., (AIS) an inactive Broker Dealer, Wavecount Asset Management LLC (WAM), Wavecount Futures, Inc. ("Futures"), Wavecount Advisory Services, Inc. (WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47.5%) interest which is the sole shareholder of Native American Securities Company ("NASCO"),a registered broker dealer in Native American Financial Services Company ("NAFSCO").

D.  THE OPERATING COMPANIES.

1.  Dupont Securities Group, Inc.

Dupont Securities Group, Inc. ("DSGI") is the Company's most
active and productive operating business. 		DSGI
provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letters provided by Prudential's clearing subsidiary, Wexford, Inc.

DSGI has arranged clearance for most of the institutional fixed income portion of its business with Prudential
Securities Incorporated (Prudential or PSI) wholly owned
Wexford Clearing Services Corporation (Wexford or WCSC), another world-renowned financial services company with a stature at least equal to that of BNY.


DSGI has a direct clearing arrangement with the Bank of New York, as the acquirer of Schroder & Co., Inc.'s clearing agent subsidiary, in order to carry on and maintain such institutional fixed income and retail equity trading. The Bank of New York, the oldest bank in the country, was founded by Alexander Hamilton. Its clearing subsidiary is housed in a separate clearing entity known as Bank of New York Clearing Services LLC (BNY Clearing). As a result, DSGI has posted collateral security with BNY Clearing adequate for this purpose. The collateral deposited at BNY Clearing remains part of DSGI's capital (regulatory and otherwise).

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

2.  Native American Securities Company.

As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. During the fiscal period ended December 31, 2000, through DIRX' 47.5% ownership interest in Native American Financial Services Co. (NAFSCo), DSGI established NAFSCo as a branch office capable of performing minority set-aside securities execution services for those money-managers wishing to engage it. This business line has thus begun to generate revenue, at the moment at a break-even level, and it is expected to grow, possibly exponentially, in the next several fiscal periods. This portion of DIRX' business is now visible in the consolidated financial statements as "minority-owned investment affiliates." During the period ended April 30, 2001, NAFSCo's wholly-owned broker-dealer subsidiary, Native American Securities Company (NASCo), was approved for membership in the NASD to operate as a $5,000 net capital broker-dealer. NASCo clears its trades on a third-party basis through DSGI to BNY Clearing.

3.  American International Securities Company.

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

The Company acquired EBAS for the purpose of housing within it certain business lines that for practical business reasons, such as market acceptability and risk management, it does not wish to develop within DSGI or NASCo. AIS/EBAS received its approval to continue in membership in the NASD following its change in ownership on or about September 28, 2001. Its business development is under way. It now operate as a $5,000 net capital broker-dealer.


PART II.		OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS (Item 103 of Regulation S-B).

As of September 30, 2001, several legal proceedings, including proceedings before arbitral forums, have been initiated against the Company or its subsidiaries in the normal course of its business, although only one or two of these have arisen in the quarter ended September 30, 2001. Management believes that all of these proceedings are frivolous and were brought when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously. There are no matters required to be specifically identified pursuant to
Item 103 of Regulation S-B.

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

It would not be unusual for the Company to settle such matters without respect to the underlying merits of the allegations since it would unduly tax the Company's executive and staff resources to contest such allegations, even though the Company may well not be culpable in such situations. The imposition of any material penalties or orders on DSGI could have a material adverse effect on the Company's business, operating results and financial condition. There are no such matters pending to management's knowledge, except one state regulatory issue that, if adversely determined, would not have a material effect on the company in the opinion of management.

In June 2001, DSGI underwent its bi-annual routine examination by the NASD. NASD staff performed on-site field work at DSGI for nine (9) days in June 2001. While the complete results of the examination are not yet known because at the end of the field work on-site in June NASD staff continued to have three open items, and the results of the fieldwork analyzed and reported to NASD supervisory personnel, the NASD field-work staff conducted exit conferences with DSGI management at the conclusion of the field work. Those exit conferences did not appear to disclose any regulatory deficiencies that cannot be readily remedied, as several of which already had been even before the examination based upon DSGI's own discovery of them. The exit conferences also did not appear to disclose, in the opinion of DSGI's management, any matters of the magnitude or character likely to pose regulatory disciplinary jeopardy to DSGI.

NASD staff had scheduled a further on-site field examination at DSGI for its "penny stock" review, one of its open items, for September 11, 2001. That on-site work was understandably postponed, and has not been rescheduled. We expect that in the ordinary course that work will be rescheduled, but we are unable to predict the time frame.

Also, in October 2001 the NASD conducted its first routine examination of NASCo. On-site field work was completed in less than a day. We understand that the examination is fully complete. The exit conference did not appear to disclose any regulatory deficiencies. We also understand, however, that NASCo will be subjected to examinations approximately every six months until it has developed a substantial operating business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

		None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

		None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None. A special Meeting of Shareholders, in lieu of the By-Law specified Annual Meeting on July 15th, had been anticipated to be called before October 30, 2001. The tragedy at the World Trade Center on September 11, 2001, however, rendered the prospective site of the meeting unusable on its prospective date. A new site and date are presently under consideration. At that meeting, management's slate of director nominees will be presented, and certain matters of corporate governance, such as amending the Company's Articles and/or By-Laws to permit increasing the Company's authorized number of capital shares (in contemplation of acquisitions and employee compensation, not dilution), permitting management to set the annual shareholders meeting at a convenient time following the filing of the Company's Annual Report on Form 10-KSB, and filling Board vacancies on an interim basis between shareholders' meetings, will be voted upon. All such matters will be subject to a definitive Proxy Statement that is expected to be presented to the shareholders within approximately the next 45 days.

ITEM 5.  OTHER INFORMATION.

		None not heretofore reported.

SIGNATURES.

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, duly authorized.


Dupont Direct Financial Holdings, Inc.


/s/

Randy M. Strausberg, Chairman and
President



/s/

David W. Parsons, Director and Secretary

November 6, 2001


 	With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses was included in the Company's Form 10-Q filed for the period ended September 30, 2000, and in the Company's Form 8-K filed on or about February 8, 2000. Those discussions are incorporated herein by reference as fully as though they were set forth here verbatim. NAFSCo is oriented toward the development of financial services relations with the many Native American Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation, not only in population and land area, but in secured Trust Funds as well. The Company also expects to enjoy the benefits of a significant amount of "directed" retail equity stock and fixed income commission business.
This means that the institutional money mangers who control the investments of the Trust Funds will be required to place a significant amount of the transactions for their Native
American funds through a firm such as NASCo. This business line has now become substantially self-sufficient and is contributing a profit to the Company.

 DSGI is registered as a broker-dealer with the Securities and Exchange Commission (SEC) pursuant to section 15 of the Securities Exchange Act of 1934,('34 Act or Exchange Act), and is a member of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board
(MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). As a result of these various qualifications, it is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its retail equity business in some 35 domestic jurisdictions.


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