Form 10QSB
period 2001-12-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2002-02-14
CIK 807904

Commission file number 0-15900

	For the Quarter ended December 31, 2001.

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

At December 31, 2001, there were 13,129,734 shares of common stock and equivalents issued and outstanding, and 500,000 nonvoting, redeemable, convertible Series C Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year were $3,305,942. The revenues for the most recent fiscal quarter were $1,618,759 and $966,209,for the quarter ended September 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "Commission" or
"SEC") are incorporated by reference into this Interim Report on Form 10-QSB by reference and shall be deemed to be a part hereof:

Annual Reports on Forms 10-KSB for F/Y/E 03/31/01 dated 06/29/01; for F/Y/E 03/31/00 dated August 8, 2000; for F/Y/E
05/1999 dated February 8, 2000.
Report SC 14F1 dated February 25, 2000.
Current Report on Form 8-K dated February 7, 2000.
Current Report on Form 8-K dated December 21, 2001
All amendments to such Current Reports on Forms 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act. Interim Reports on Forms 10-QSB dated, August 15, 2000, November 14, 2000, February 14, 2001, August 14, 2001, and November 14, 2001 for the fiscal periods ended approximately forty-five (45) days earlier.

ITEM 1 (ITEM 310(b) of REGULATION S-B).  FINANCIAL STATEMENTS.



               DUPONT DIRECT FINANCIAL HOLDINGS INC.
                    CONSOLIDATED BALANCE SHEET
            DECEMBER 31, 2001(UNAUDITED) AND MARCH 31, 2001
                            DECEMBER 31    MARCH 31
                                         2001         2001
                                  (UNAUDITED)
                ASSETS
Current Assets
   Cash, brokerage clearing accts $    44,844  $   209,302
   Cash, other                         68,514       37,504
   Due from clearing agents           175,552       32,487
   Due from stockholders              627,350    1,318,510
   Trading marketable eqty sec.        61,295       71,257
   Gov't sec., at market value      1,031,684      798,888
   Bridge loan to dev. stage co.      189,579      114,290
   Prepaid exp. & other current assets 25,952        2,819
     Total current assets           2,224,770    2,585,057
Property and equipment at cost        162,575      142,422
   Less accumulated depreciation     (118,352)     (99,496)
                                       44,223       42,926
Other Assets
   Investment in affiliates           120,073      113,807
   Notes rec. stkholders-6% 2/28/03 1,000,000            -
   Note and account receivable, collectible
     in marketable restr. Sec.      1,246,750            -
   Marketable restricted invest. Sec.   3,250            -
   Devp. rights for healthcare prod.1,000,000            -
   Rent security deposit               71,929       68,329
                                    3,442,002      182,136
                                  $ 5,710,995  $ 2,810,119

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accts payable and accrued exp.$   351,563  $   289,020
   Payable to clearing broker        159,056      166,176
   Corp. inc.& franch. taxes payable  55,450        9,480
   Marketable securities sold short    5,339       87,021
     Total current liabilities       571,408      551,697
Deferred rent payable                217,683       76,562

Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     March 31, 2001-issued 12,126,756 shares,
     outstanding 11,976,756 shares;
     December 31, 2001-issued 13,129,734 shares,
     outstanding 14,577,734 shares, including
     1,598,000 shares issuable by trans.agt.
`			    144,277      119,768
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares
      1,000,000    1,000,000
   Preferred stock to be issued, $0.01 par value-authorization pending; nonvoting, redeemable for $1,000,000 convertible into an aggregate 1,000,000 shares of a newly organized subsidiary (to represent a 50% interest of subsidiary)
      1,000,000            -
   Additional paid in capital       2,963,644    1,884,828
   Retd. earnings(Accum. deficit)     393,651     (243,068)
   Unrealized loss on inv. Sec.      (579,668)    (579,668)
                                    4,921,904    2,181,860
                                  $ 5,710,995  $ 2,810,119



                DUPONT DIRECT FINANCIAL HOLDINGS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
              AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
          FOR THE NINE MONTHS ENDED DECEMBER 31,

                                           2001          2000
                                       (UNAUDITED)   (UNAUDITED)
Revenues
   Investment banking fees           $    779,779  $   884,322
   Commissions and rebates                479,827      328,167
   Cust. driven principal trans.        2,392,760      324,048
   Handling charges and misc. income      237,064       90,663
   Firm trading and inv. Adj. - net      (233,488)     784,743
   Dividends and interest                  81,617       12,595
   Net income of minority owned affiliate   6,613            -
      Total revenue                     3,744,172    2,424,538
Expenses
   Employee compensation               1,485,538      682,934
   Clearance fees                        376,597      157,033
   Communications and data processing    186,162       95,701
   Management fees - shareholder               -      362,673
   Rent                                  139,315      106,084
   Depreciation                           18,856       16,499
   Fees and licenses                      156,008      300,436
   Fees and comm.. paid to affiliates     432,590            -
   Interest                               58,314            -
   General and administrative             194,963      265,229
      Total expenses                    3,048,343    1,986,589
Income (loss)  before income taxes        695,829      437,949
Corporate income and franchise taxes       59,110      145,271
NET INCOME                                636,719      292,678
Accum. deficit at beginning of period    (243,068)     (94,520)
Retained earn.(def.)at end of period $    393,651  $   198,158

Common stock-$.01 par-beg.of pd.     $    121,268  $    13,320
  Shares issu.-2,598,000in2001;7,356,000in2000
        24,509       76,912
  Shrs owned by subsid. 150,000 shs in 2001(1,500)           -
  Shares outstanding at end of pd., 14,427,734
    shares in 2001 and 8,688,000 in 2000
$  144,277  $    90,232
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2
    $  1,000,000  $         -
  Bal. at end of period-500,000 shares $  1,000,000            -
Preferred stock to be issued          $  1,000,000  $         -
Add. paid in capital at beg. of period$  1,884,828  $    41,574
  Add. amounts received during period  1,078,816      885,854
                                      ------------- ------------
  Add.paid in capital at end of period$  2,963,644  $   927,428
                                      ============= ============
Unrealized loss on investment securities
   Balance at beginning of period        (579,668) $         -
  Decline in value of invt. securities         -     (579,668)
                                       ------------- -----------
-
  Balance at end of period          $   (579,668) $    (579,668)
                     		    =============  ============
Shareholders Equity at end of period   $  4,921,904  $   636,150
                                     ============= ============
Average number of shares outstanding      13,111,318   7,577,171
Basic and fully diluted income per share       $0.05       $0.04




                 DUPONT DIRECT FINANCIAL HOLDINGS INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 AND CHANGES IN RETAINED EARNINGS (DEFICIT)
              FOR THE THREE MONTHS ENDED DECEMBER 31,
                                           2001            2000
                                       (UNAUDITED)     (UNAUDITED)
Revenues
   Investment banking fees         $     250,000    $    309,200
   Commissions and rebates               140,878         172,287
   Cust. driven principal trans.       1,152,698          83,065
   Handling charges and misc. income      42,863          42,841
   Firm trading and invt. adj - net       36,687          (2,919)
   Dividends and interest                 29,065           8,512
   Net loss of minority owned affiliates (33,432)              -
                                       -------------   -------------
      Total revenue                     1,618,759         612,986
                                     --------------   -------------
Expenses
   Employee Compensation                  634,424         331,560
   Clearance fees                         159,659          66,215
   Communications and data processing      77,166          52,615
   Management fees paid to stockholder          -         256,235
   Rent                                    49,900          37,989
   Depreciation                             7,071           7,071
   Fees and licenses                      104,338          24,171
   Fees & comm. paid to minority affiliate100,940               -
   Interest                                30,820               -
   General and administrative              65,325         137,176
                                        -----------   ------------
-     Total expenses                     1,229,643         913,032
                                     --------------   ------------
-
Income (loss) before income taxes        389,116        (300,046)
Corporate income and franchise taxes        3,291          68,071
                                       --------------   ------------
-   NET INCOME (LOSS)                     385,825        (368,117)
Ret. earnings (accum. deficit)at Oct. 1
                                            7,826        (566,275)
                                      -------------   -------------
Retained earnings(accumulated deficit)at December 31
                                   $     393,651    $     (934,392)
                                   ==============   ==============
Average number of shares outstanding
                                       13,516,614       9,023,163
Net income (loss) per common share outstanding
                                         $0.03          ($0.04)


               DUPONT DIRECT FINANCIAL HOLDINGS INC.
               STATEMENTS OF CONSOLIDATED CASH FLOW
               FOR THE NINE MONTHS ENDED DECEMBER 31,
                                           2001          2000
                                        (UNAUDITED) (UNAUDITED)
                                       ------------  -----------
-
Cash flows from operating activities
  Net income                          $   636,719   $   292,678
                                     ------------  ------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization          20,503        16,499
    Compensation and fees not paid in cash
             38,538       338,290
    Increase in government securities    (232,797)     (607,592)
    Increase in rec. from clearing agent (143,065)       60,345
    Increase in other current assets       (8,236)          497
    Increase in accounts payable           65,273        20,420
    Increase in brokerage credit balances  (7,120)            -
    Increase in income taxes payable       45,970       144,000
    Increase in deferred rent payable      12,855        19,233
    Decrease in equity securities           6,712      (117,858)
    Decrease in marketable sec. sold short(81,682)            -
    Undistributed (earnings) loss of affiliate
       			 (6,613)            -
    Permanent decline in value of investment    -             -
    Note received for fees               (250,000)            -
    (Increase) decrease in other assets  (996,750)            -
                                       ------------  ------------
    Total adjustments                  (1,536,412)     (126,166)
                                        ------------  ------------
  Net cash provided (used) by operations
                                           (899,693)      166,512
                                        ------------  ------------
Cash flow from investing activities:
    Cash paid for the purch. of property   (20,153)            -
    Cash remitted prior to acqu. of sub.     -            (60,800)
    Employee loan                            -            (24,612)
    Loan to development stage company       (75,289)      -
    Cash adv. to and inves. in investees    (16,676)   (83,931)
    Rent security deposit made               (3,600)           -
    Advances to affiliates                       -             -
                                           -----------  -----------
-
  Net cash used by investing activities    (115,718)    (169,343)
                                           ------------  -----------
-
Cash flow from financing activities:
    Net cash remitted to shareholders       364,493      (85,089)
    Cash balances-subsidiaries acquired     166,259       10,039
    Cash paid as capital contributions      351,211      120,000
                                           ------------  -----------
-
  Net cash provided by financial activities 881,963       44,950
                                         ------------  -----------
-
Net increase in cash and equivalents      (133,448)       42,119
Cash and equivalents, beginning of year    246,806             -
                                           ------------  -----------
-
Cash and equivalents, end of period    $   113,358   $    42,119
                                       ============  ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                     $    56,314             -
                                       ============  ============
  Income Tax                           $    11,321             -
                                       ===========  ============



The financial statements required to be set forth in this Item precede and accompany this narrative description. The comparable year-earlier period is presented and the comparable results are discussed below, but the reader is cautioned that
(1) because of the tragic events at the World Trade Center in New York City on September 11, 2001, approximately four blocks north and one block west of the Company's headquarters, the Company's business was disturbed in a manner that cannot be quantified; and (2) because of certain evolutions in the business that have come to be separately refined and reported upon since the December 31st quarter of 2000, such as customer-driven principal transactions, the year-to-year financial statements for three months, particularly the income statements, are not as directly comparable as they will be in future periods.

ITEM 2 (ITEM 303 of REGULATION S-B).

	MANAGEMENT'S DISCUSSION AND ANALYSIS
	AND PLAN OF OPERATIONS.

A.  SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic cycles competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obsolescence's in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission (SEC). The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward-looking statements.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement, was made.

B.  FINANCIAL RESULTS OF OPERATIONS.

During the fiscal quarter of October 1, 2001 and ended December 31, 2001, the consolidated Company had revenues of $1,619,000 (rounded) and a net profit (loss) of $389,000 (rounded) before taxes, $386,000 net after taxes. On a per share basis this computes to an earnings per share of $0.03 fully diluted.

The largest components of revenues were derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $1,153,000 (rounded), investment banking and advisory services activities of a total of $250,000, followed by usual and customary brokerage commissions, rebates and interest earned on customers' money balances, and a net loss from minority-owned affiliates (Native American Financial Services Company (NAFSCo.) for an aggregate of $150,000 (rounded). Firm trading of securities at risk on equity securities held by the firm in its principal broker-dealer subsidiary added $37,000. This was 264% in revenue above the year-earlier quarter when the Company had $613,000 of revenue.

For the last three full operating quarters on which the Company has reported results of operations, this compares with revenues and profits or (losses) respectively of $966,000 and ($34,000) (rounded) (9/30/01 quarter); $1,203,000 (rounded) and a net profit of $265,300 (rounded) (6/30/01 quarter); and $881,404 and ($441,226) (03/31/01 quarter).

Thus, the Company enjoyed its greatest revenue and operating profit quarter in the last four quarters and since it became an operating enterprise again since 1989.

The reader is cautioned that the "nine month" period ended December 31, 2000, was not truly a nine-month length of time, but instead began in June 2000 and thus was only seven months long. While it is nevertheless reasonable to conclude that the business has grown significantly over the last year, quantification of that growth cannot be made reliably based on comparing that shortened period to the present one of normal length.

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

On the balance sheet of the financial statements, the Company's assets grew to $5,214,000, from $2,548,000 one year earlier, growing by 204%. In the nine months ended December 31st, assets grew from $2,810,000, or approximately 185% since March 30, 2001. Assets minus liabilities were $4,921,900 at December 31, 2001, an increase of $2,400,000 since March 30, 2001, or approximately 185%.

C.  BACKGROUND.

During the fiscal period ended June 30, 2000, by on or about May 17, 2000, the Company completed the reorganization (the "2000 Reorganization") more fully described in the Company's annual reports on Forms 10-KSB filed on or about July 13, 2001, and August 8, 2000, both of which are incorporated herein by reference as though set forth here verbatim. Pursuant to that reorganization, the Company transformed itself from a dormant company without any significant business or operations into a financial services holding company owning several operating businesses and several substantial investments. In the fiscal ten month period ended March 31, 2001, the Company completed its first full operating "annual" equivalent. The principal operating business during the December 31, 2001, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Asset Management LLC (WAM), Wavecount Futures, Inc. ("Futures"), Wavecount Advisory Services, Inc.
(WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47 1/2%) interest in Native American Financial Services Company ("NAFSCO").
D.  THE OPERATING COMPANIES.

1.  Dupont Securities Group, Inc.

Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business.

DSGI has a direct clearing arrangement with the Bank of New York, as the acquirer of Schroder & Co., Inc.'s clearing agent subsidiary, in order to carry on and maintain fixed income and retail equity trading. The Bank of New York, the oldest bank in the country, was founded by Alexander Hamilton. Its clearing subsidiary is housed in a separate clearing entity known as Bank of New York Clearing Services LLC (BNY Clearing). As a result, DSGI has posted collateral security with BNY Clearing adequate for this purpose. The collateral deposited at BNY Clearing for the accommodation of clearing remains part of DSGI's capital (regulatory and otherwise).

DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. As the business was originally envisioned, the main business lines were expected to center around Fixed Income Securities, including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. DSGI has developed a wholesale and retail business in FDIC guaranteed bank Certificate of Deposit (CD's).

DSGI has also placed most of its institutional fixed income portion of its business with Prudential Securities Incorporated's (Prudential or PSI) wholly-owned Wexford Clearing Services Corporation (Wexford or WCSC), another world-renowned financial services company with a stature at least equal to that of BNY.

DSGI also specializes in providing Fixed Income execution services to small dealers without their own bond desks or by providing expertise to other bond traders in specialized securities including CD's. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

DSGI is a member of the NASD operating under Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services. DSGI has registered as an Insurance Agency in order to provide retail clients the opportunity to purchase insurance-wrapped investment products such as annuities. The insurance business has yet to develop.

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

2.  Native American Securities Company.

As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. During the fiscal period ended December 31, 2000, through DIRX' 47.5% ownership interest in Native American Financial Services Co. (NAFSCo), DSGI established NAFSCo as a branch office capable of performing minority set-aside securities execution services for those money-managers wishing to engage it. This business line has thus begun to generate revenue, at the moment at a break-even level, and it is expected to grow, possibly exponentially, in the next several fiscal periods. This portion of DIRX' business is now visible in the consolidated financial statements as "minority-owned investment affiliates." During the fall of 2001 NAFSCo's wholly-owned broker-dealer subsidiary, Native American Securities Company (NASCo), was approved for membership in the NASD to operate as a $5,000 net capital broker-dealer. NASCo is actively seeking North American Indians and other minorities to become brokers and money managers.

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

The Company acquired EBAS for the purpose of housing within it certain business lines that for practical business reasons, such as market acceptability and risk management, it does not wish to develop within DSGI or NASCo. AIS/EBAS received its approval to continue in membership in the NASD following its change in ownership on or about August 17th, 2001. Its business development is under way.



PART II.		OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS (Item 103 of Regulation S-B).
As of December 31, 2001, several legal proceedings, including proceedings before arbitral forums, have been initiated against the Company or its subsidiaries in the normal course of its business. Management believes that all of these proceedings are frivolous and were brought when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously. There are no matters required to be specifically identified pursuant to Item 103 of Regulation S-B.

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

In June 2001, DSGI underwent its bi-annual routine examination by the NASD. NASD staff performed on-site fieldwork at DSGI for nine (9) days in June 2001. While the complete results of the examination are not yet known because at the end of the fieldwork on-site in June NASD staff continued to have three open items, and the results of the fieldwork analyzed and reported to NASD supervisory personnel, the NASD fieldwork staff conducted exit conferences with DSGI management at the conclusion of the fieldwork. Those exit conferences did not appear to disclose any regulatory deficiencies that cannot be readily remedied, as several of which already had been even before the examination based upon DSGI's own discovery of them. The exit conferences also did not appear to disclose, in the opinion of DSGI's management, any matters of the magnitude or character likely to pose regulatory disciplinary jeopardy to DSGI.

NASD staff had scheduled a further on-site field examination at DSGI for its "penny stock" review, one of its open items, for September 11, 2001. That on-site work was understandably postponed, and has not been rescheduled. We expect that in the ordinary course that work will be rescheduled, but we are unable to predict the time frame.

Also, in October 2001 the NASD conducted its first routine examination of NASCo. On-site fieldwork was completed in less than a day. We understand that the examination is fully complete. The exit conference did not appear to disclose any regulatory deficiencies. We also understand, however, that NASCo will be subjected to examinations approximately every six months until it has developed a substantial operating business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

		None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

		None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None. A special Meeting of Shareholders, in lieu of the By-Law specified Annual Meeting on July 15th, had been anticipated to be called before October 30, 2001. The tragedy at the World Trade Center on September 11, 2001, however, rendered the prospective site of the meeting unusable on its prospective date. A new site and date are presently under consideration. At that meeting, management's slate of director nominees will be presented, and certain matters of corporate governance, such as amending the Company's Articles and/or By-Laws to permit increasing the Company's authorized number of capital shares (in contemplation of acquisitions and employee compensation, not dilution), permitting management to set the annual shareholders meeting at a convenient time following the filing of the Company's Annual Report on Form 10-KSB, and filling Board vacancies on an interim basis between shareholders' meetings, will be voted upon. It is hoped that all such matters will be presented to the shareholders this quarter pursuant to a definitive Proxy Statement.

ITEM 5.  OTHER INFORMATION.

In December 2001, the company submitted an application for listing its stock for trading on the American Stock Exchange.
The Company cannot forecast whether or not its application will be accepted.


SIGNATURES.

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, duly authorized.


Dupont Direct Financial Holdings, Inc.


/s/

Randy M. Strausberg, Chairman and
President



/s/

David W. Parsons, Director and Secretary

February 12, 2002



 		With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses was included in the Company's Form 10-Q filed for the period ended September 30, 2000, and in the Company's Form 8-K filed on or about February 8, 2000. Those discussions are incorporated herein by reference as fully as though they were set forth here verbatim. NAFSCo is oriented toward the development of financial services relations with the many Native American
Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation, not only in population and land area, but in secured Trust Funds as well. The Company also expects to participate in the benefits of a significant amount of "directed" retail equity stock and fixed income commission business. This means that the institutional money mangers who control the investments of the Trust Funds will be required to place a significant amount of the transactions for their Native American funds through a firm such as Native American Securities Co., Inc., the broker-dealer subsidiary of NAFSCo. This business line has now become substantially self-sufficient and is contributing a profit to the Company.

 	DSGI is registered as a broker-dealer with the Securities and Exchange Commission (SEC) pursuant to section 15 of the Securities Exchange Act of 1934,('34 Act or Exchange Act), and is a member of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rule making Board
(MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). As a result of these various qualifications, it is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its retail equity business in some 35 domestic jurisdictions.

		DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal
Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letter provided by Prudential's clearing subsidiary, Wexford, Inc.
 	Each of the Company's senior managers has over 20 years of investment experience, particularly Fixed Income. The senior managers have an established clientele of institutional investors and individual investors who require a wide variety of analytical and brokerage services, and that demand hands-on trading and order execution capabilities that are not generally available through similar-sized competitive firms in the securities brokerage, commodities brokerage and investment banking industries.



	-   -
	-   -