Form 10KSB
period 2002-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2002-07-01
CIK 807904

At March 31, 2002 there were 13,481,412 shares of common stock issued and outstanding.

     The Issuer's revenues for its most recent fiscal year were $5,125,410 compared to $3,305,942 for the prior fiscal year.

DOCUMENTS INCORPORATED BY REFERENCE

     The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "SEC" or the "Commission") are
incorporated by reference into this Annual Report on Form 10-KSB by reference and shall be deemed to be a part thereof:

                  Annual Report on Form 10-KSB for F/Y/E 05/1999 dated February 8, 2000.
                  Annual Report on Form 10-KSB for F/Y/E 03/31/2001 dated June 29, 2001
                  Current Report on Form 8-K dated 12/21/2001.

                  Report SC 14F1 dated February 25, 2000.
                  Current Report on Form 8-K dated April 20, 1999.
                  Current Report on Form 8-K dated February 7, 2000.
                  All amendments to such Current Reports on Form 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act. Interim Reports on Forms Q-SB dated August 15, 2000, November 14, 2000, and February 14, 2001.
                  Interim Reports on Forms Q-SBdated August 14, 2001, November 14, 2001, and February 14,2002.

PART I.

                      ITEM 1. DESCRIPTION OF THE BUSINESS.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Certain statements contained in this Form 10-KSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic times, competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obsolescence in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission (SEC or Commission). The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     A. Summary of Corporate History -- Regulation S-B, Item 101(a). Form and year of organization, bankruptcy, material reclassification, merger, etc.

     Dupont Direct Financial Holdings, Inc. (Over-The-Counter Electronic Bulletin Board (OTCBB): DIRX or the Company) is a Georgia corporation, organized in 1980, formerly known as Marci International Imports, Inc.(and for approximately ten months in1999 and early 2000 as FAB Global, Inc.). Marci conducted an initial public offering in February 1987, on a Form S-18 Registration Statement under the Securities Act of 1933 (the"Securities Act"). In connection with an application to list its Common Stock on the National Association of Securities Dealers Automated Quotation (NASDAQ) system, Marci also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

     As a result of a 1989 bankruptcy proceeding, Marci became an inactive shell that had no material assets, liabilities or business activities. Marci remained inactive

                                    Page -3-
     until June 1998 when its stockholders approved a plan of reorganization proposed by Capston Network Company of Clearwater, Florida ("Capston"). This
plan of reorganization authorized Capston to seek a suitable business combination opportunity for the Company, authorized a series of changes in the Company's corporate structure, and provided for stock-based compensation to Capston and others for services rendered and to be rendered in connection with the implementation of the plan of reorganization. Capston began actively seeking a business opportunity for the Company in the summer of 1998.

B.  The Acquisition of Operating Businesses.

     After investigating a number of potential opportunities, Capston negotiated a business combination with Wavecount, Inc.(Wavecount or WCI) for its operating businesses and other capital assets in exchange for stock. One or more other or different business combinations were considered and pursued by the Company, but the only such business combination that was consummated is the Transaction reported upon in the Annual Report on Form 10-KSB for the period ended March 31, 2001 and filed on June 29, 2001, and other periodic and current reports previously and since filed and incorporated herein by reference for the fiscal periods beginning April 1, 2000. DIRX successfully completed the reverse merger transaction(the Transaction) authorized by the shareholders pursuant to the resolutions adopted on or about July 17, 1998. The Company thus became a holding company for financial services operating subsidiaries. Prior to May 17, 2000, the Company had no material assets, liabilities or business operations. In substance, the Company was a publicly-held shell corporation whose sole business activity was the search for a suitable operating business to become a merger partner.

     The Transaction had been agreed upon in the first calendar quarter of 2000, but because of requisite regulatory notices and approvals, it was not possible to bring the Transaction to conclusion before mid-May. Moreover, prior to the Transaction, the Company followed or had adopted a 52/53 week fiscal year/period that produced a different period-end each year, and that also differed from the fiscal periods of the operating businesses that were acquired in the Transaction. For that reason the Company's fiscal year was changed to end at March 31and the operating companies fiscal year ends were changed to match.

C. Regulation S-B, Item 101(b) -- Services and Markets.1.  Current Organization.

     In the Transaction, the Company acquired three (3) operating businesses and stock and options on stock in publicly traded issuers from Wavecount, Inc. (Wavecount or WCI), in exchange for 5.8 million shares of DIRX' common stock.

                                    Page -4-

     At that time, these businesses and securities had a fair market value of approximately $1,700,000. Also in the Transaction, the previous sole Director of the Board of Directors (Board) and sole officer, Sally Fonner, pursuant to the mandate rendered by the shareholders, resigned. Upon her resignation, pursuant to the By-Laws and in accordance with all other applicable laws, she appointed Elroy Drake, Marc Greenspan, Steven A. Muchnikoff, David W. Parsons, and Randy
M. Strausberg as the Board of Directors of the Company. The newly-constituted Board elected or appointed Randy M. Strausberg (Strausberg) to be Chairman of the Board and President of the Company, Steven A. Muchnikoff (Muchnikoff) as Chief Operating Officer of the Company, Marc Greenspan (Greenspan) to be the Treasurer and Executive Vice-president of the Company, and David W. Parsons (Parsons) to be the corporate Secretary and the Company's in-house General Counsel or Chief Legal Officer within the Company. In June 2001, Mr. Muchnikoff resigned all of his positions with the Company and its subsidiaries and/or affiliates. In August of 2001, Jon J. Bloomberg assumed the role of Chief Operating Officer. All of the other individuals remain in their positions as Directors and Officers.

2.  Operating Businesses of the Company.

     The Company is a holding  company that  conducts  its  business  activities
through   subsidiaries,  . The main business lines center around Fixed
Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. As a specialty, we have oriented the Company to provide financial advisory assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds.

     The operating businesses and affiliate investments of the Company are as follows.

     Dupont Securities Group, Inc. (DSGI), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements. During the year DSGI became a non-guaranteed Introducing Futures Broker registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission (CFTC).


     Wavecount Asset Management, LLC. (WAM), an investment manager that is a Registered Investment Advisor (RIA) in New York State. Application for RIA

                                    Page -5-
     qualification with the SEC remains pending at this time, but is expected to be approved in due course.

     A 47.5% equity interest in Native American Financial Services Company (NAFSCO). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. During the year NAFSCO formed as its wholly-owned subsidiary Native American Securities Company (NASCO), an SEC registered and NASD member broker-dealer operating under the $5,000 Net Capital provisions of the securities laws and regulations.

     American International Securities, Inc. (AIS), an SEC registered and NASD member broker-dealer operating under the $5,000 Net Capital provisions of the securities laws and regulations.

     Dupont Merchant Funding, Inc. (DMF) is a wholly owned subsidiary of DIRX formed to conduct merchant funding for the parent, it's affiliates and subsidiaries.

     Dupont Health Products, Inc. (DHP) is a wholly-owned subsidiary of DMF that was formed to purchase and develop certain medical products for the assistance in the control of diabetes.

     Wavecount Advisory Services, Inc.(WASI) is a wholly-owned subsidiary of DIRX. WASI is an investment-banking subsidiary that is organizationally utilized for capital financing and management advisory services when a prospective sale of securities is not contemplated in the near-term.

     During the year, the Company discontinued the business of Wavecount Futures, Inc. (Futures), an Introducing Futures broker registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission
(CFTC), in favor of pursuing a futures business within DSGI, as described above.

a.  Dupont Securities Group Inc.

     Dupont Securities Group, Inc. (DSGI) is the Company's most active and productive operating business. DSGI is registered as a broker-dealer with the SEC pursuant to section 15 of the Securities Exchange Act of 1934, ('34 Act or Exchange Act), and is a member in good standing of the NASD,a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board
(MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). DSGI has

                                    Page -6-

     Instinet and other market execution facilities, and clearing arrangements with associated guarantees from world-renowned financial services institutions that allow DSGI to conduct business at the very highest levels of world securities commerce. As a result of these various qualifications, DSGI is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its business in some 40 domestic jurisdictions. DSGI operates under SEC Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services. DSGI is an introducing broker/dealer that ultimately clears and settles all of its retail customer and smaller, fixed income, proprietary trades through the Bank of New York, the oldest bank in the country, founded by Alexander Hamilton. These clearing services, which until January 1, 2001, were owned by Schroder & Co., are organizationally housed in a separate clearing subsidiary known as Bank of New York Clearing Services LLC (BNY Clearing). Through BNY Clearing, the firm's accounts carried there are insured up to $100 million ($100,000 for cash, the same as a bank). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms. DSGI has posted collateral security with BNY Clearing for this purpose.

     DSGI also provides principal services to Institutional and Retail Clients. Currently, the firm has opened accounts with a number of well-known International Banks, Investment Funds and quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an institutional account. Typically, these orders are then executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. For the purpose of further facilitating this institutional principal dealing business, DSGI has established a clearing relationship with Prudential Securities Incorporated's
(PSI) wholly-owned Wexford Clearing Services Corporation (Wexford)), another world-renowned financial services company.

     Through its ownership and management provided by DIRX, DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. The main business lines center around Fixed Income Securities, including Brokerage Execution Services,

                                    Page -7-

     Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. DSGI specializes in providing Fixed Income Execution services to small dealers without their own fixed income desks or by providing expertise to other bond traders in specialized securities. DSGI also trades Certificates of Deposit and maintains inventory to accomplish this task. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

     DSGI limits its investment banking activities to businesses that contemplate a near-term (within twelve months) need to raise capital, generally in the form of securities, in which it has, through the experience of its senior staff, an in-depth understanding of that particular business' orientation and financial needs. The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise.

     During the just completed fiscal period, DIRX embarked upon a program to enhance or increase its investment in NAFSCO and its subsidiary NASCO. to obtain accounts for money management purposes from pension plans and other similar clients with substantial money management needs. The Company has attempted, with good success, to attract such clients with its unique Zero-Coupon Yield Enhancement Program. Under this program the Company exploits market anomalies in the market values of substantially equivalent, but not identical, series of Zero-Coupon bonds to enhance yield by 1% to 3%.

b.       Wavecount Asset Management, Inc.

     Wavecount Asset Management has two unique proprietary products. First, WAM has a Zero Coupon Based Yield Enhancement Program, based solely on U.S. Government guaranteed zero coupon bonds that may improve yield on a fixed income portfolio by about 2 percent. In the world of bonds yielding single digit returns, this is a huge increase in performance for a bond portfolio. Second, it has developed an advisor selection process designed to analyze the returns generated by professional money managers in a variety of investment products, particularly fixed income, currencies, commodities and stock indices. Through this process, WAM can provide investors with portfolios of advisors meeting desired investment performance characteristics for return and risk. Through its association with NAFSCO (see below), WAM is being considered for management of funds held by Native American Nations. During the period ended March 31, 2002, WAM received accounts from institutions to manage approximately

                                    Page -8-

$130,000,000 in the Zero- Coupon Yield Enhancement Program.

c.  Native American Business.  Native American Financial Services Co., Inc.

     One of DIRX's principal targets for growth is the development and strengthening of relations with Native Americans. For a variety of reasons, Native American Nations have had little access to the capital markets. As a result they have not been able to raise the funds needed to raise levels of employment and self-sufficiency by seeding and supporting entrepreneurial activity on reservations or attracting outside business to the reservations. In recent years, however, with changes in Bureau of Indian Affairs regulations, tribes are taking more control of Trust funds and revenue streams, not only from well-known casino activity, but also from funds previously managed in Washington and revenue from mineral resources. In many ways, these are developing Nations, with a need to increase skills in evaluating business proposals, selecting advisors, training entrepreneurs, funding business loans and industrial parks. Fixed Income expertise is particularly important for fund raising for these projects. Very few Native American bond issues have been sold, and almost none have been publicly traded. The Company's senior management members are experts at structuring Fixed Income issues. In some cases, these Nations can issue tax-exempt municipal bonds, which wealthy investors will find appealing when they can be structured for safety and above normal yields. Therefore, as a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising and managing funds. During 2001 DIRX helped NAFSCO to establish Native American Securities Co. (NASCO) as a branch office. This business has begun to generate revenue, at the moment at a break-even level, and it is expected to grow, possibly exponentially, in the next several fiscal periods. In order to enhance this business further, during the course of the just ended fiscal period, NAFSCO and certain of its principals made application to the SEC for registration of, and concomitant membership in the NASD, for a separate, independent broker-dealer, Native American Securities Company, NASCO, to conduct this Native American and other minority business. These applications were approved during the year.




d.  American International Securities, Inc.

     American International Securities is an NASD registered broker-dealer bought by the firm to conduct business as a "brokers-broker." There has been no activity in

                                    Page -9-
this vein to date.

e. Dupont Merchant Funding, Inc.

     Dupont Merchant Funding was formed to fund various opportunities that may be presented to us in financing various projects and companies.


f.  Dupont Health Products, Inc.

     Dupont Health Products was formed to take advantage of our expertise in certain areas of investment. DHP limits its investment banking activities to businesses that our senior staff has an in-depth understanding of that particular business' orientation and financial needs.

g. Wavecount Advisory Services, Inc.

WASI is the venture capital/investment banking arm of DIRX.


D.  Competition and Regulation -- Regulation S-B Item 101(b)(4),(8) & (9).

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

                                    Page -10-

     DSGI is registered as a broker-dealer with the SEC. The SEC has, in large part, delegated ordinary, day-to-day oversight of broker-dealers to the self-regulatory organizations of the stock market, i.e., the stock exchanges and the NASD. The Designated Examining Authority (DEA) for DSGI is the NASD. DSGI is subject to routine examination at any time by both the SEC and the NASD, although it is subject to a cyclical routine examination by the NASD every two years. As a regular matter in the ordinary course DSGI receives regulatory inquiries on a wide range of securities industry subjects several times a year. DSGI is also subject to the regulatory authority of every state jurisdiction in which it is registered. If DSGI fails to comply with applicable laws and regulations, it may face penalties or other sanctions that may be detrimental to business. That is, for failure to comply with an applicable law or regulation, government regulators and self regulatory organizations may institute administrative or judicial proceedings against the Company that could result in censure, fine, civil penalties (including various statutory, and in some cases common law, enhancements), the issuance of cease-and-desist orders, the loss of status as a broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any material penalties or orders on DSGI could have a material adverse effect on the Company's business, operating results and financial condition.

     Subsequent to March 31, 2002, the NASD commenced its routine examination. This was a year earlier than ordinarily expected, because the routine examination from 2001 had not been fully completed, partly due to the events of September 11, 2001, which occurred just a few blocks from the Company's headquarters. In fact, NASD staff was scheduled to perform final on-site field work at DSGI beginning on September 11, 2001. While the complete results of the 2001 examination are not yet known, the 2001 NASD field-work staff conducted exit conferences with DSGI management at the conclusion of the field work. Those exit conferences did not appear to disclose any regulatory deficiencies that cannot be readily remedied, as several of which already had been even before the examination based upon DSGI's own discovery of them. The exit conferences also did not appear to disclose, in the opinion of DSGI's management, any matters of the magnitude or character likely to pose regulatory disciplinary jeopardy to DSGI.

G. Research, Environmental Compliance and Headcount --Regulation S-B Item 101(b)(10), (11) & (12).

     The Company's research and development costs have historically been, and are expected to continue to be, negligible. The Company's costs for compliance with environmental laws and regulations are insignificant. As of the date of this filing, the Company employs forty-two (42) individuals, all but two (2) of whom are

                                    Page -11-
full-time.

H.  Subsequent Events.

Item 1. Legal Proceedings -- Regulation S-B Item 103.

     Following March 31, 2002, the Company, along with its principal broker-dealer subsidiary, DSGI, was served with a lawsuit seeking to hold them liable for a $32+ million judgment entered against somebody else. The judgment was entered in state court in Texas against a former employer of Mr. Strausberg and Mr. Parsons, respectively this Company's Chief Executive Officer and
Secretary, both of whom are Directors. Management considers this to be a frivolous lawsuit. Nonetheless, because the very size of the judgment threatens the Company's continuation as a going concern, a modest reserve for attorneys' fees to defend the matter has been added to contingent liabilities in the Company's financial statements after March 31st. No provision is reflected in the financial statements presented in this Report.

Item 2.

     Following March 31, 2002, it was learned that Mr. Strausberg, the Chairman and CEO, will be required to take a medical leave of absence beginning sometime in the July 1 - September 30 quarter for a minimum of thirty (30) days to pursue treatment for myelodysplasia. This is a rare blood disorder for which the treatment is a bone marrow transplant. Mr. Strausberg's prognoses are good. During Mr. Strausberg's leave, his duties and responsibilities will be assumed by the Company's other senior executives. Following Mr. Strausberg's leave for treatment, he is expected to resume participation in the Company's management gradually, but since the progress of recovery is unique for each individual, we are unable at this time to forecast the degree and time frame of how and when he may return to work. Management does not believe that any financial statement provisions are required for this development.

Item 3.

     Following March 31, 2002, DIRX purchaces Ecobest Consulting, Inc.from its owner, Dr. Bob Brusca a well known economist. Dr. Brusca now serves as the economist for DIRX and its subsidiaries.



Item 3. Description of Property -- Regulation S-B Item 102.

     The Company's operating business properties and affiliates follows. Dupont Securities Group, Inc., American International Securities, Inc. (AIS), Wavecount Asset Management, LLC., Wavecount Advisory Services, Inc., Dupont Merchant Funding, Inc. (DMF), Native American Financial Services Company (47.5% interest), and Native American Securities Company (NASCO)(100% owned by

                                    Page -12-

     NAFSCO). Securities owned by the Company are generally held in its account(s) at BNY Clearing, and government securities serving as collateral for BNY Clearing and Wexford are held at those respective firms. DSGI, WAM, WASI, DMF and DHP are located at the Company's headquarters in leased premises located at 42 Broadway, Suite1100-26, New York, New York 10004. The lease is for a term of ten (10) years that began on October 1, 1999, and is in the name of the Company. NAFSCO is located in premises leased from one of the Company's directors located in Window Rock, Arizona.

     Following the events in lower Manhattan on September 11, 2001, the Company established a skeleton branch office located at 7524 Fifth Avenue, Brooklyn, NY 11209.



     There are no matters  required to be  specifically  identified  pursuant to
Item 103 of Regulation S-B.

Item 4.  Submission of matters to a vote of Security Holders.

     No matters were submitted for a vote of the Company's security holders during the year.


PART II.

Item 5.  Market for Registrant's Common Equity -- Regulation S-B Item 201.

     The Company's Common Stock is listed for trading on the NASD's OTCBB under the symbol DIRX. The following table shows the reported high and low sale prices for shares of the Company's common stock for the periods presented. High Low First Quarter Ended June 2001 1.33 .65 Second Quarter Ended September 2001 .75 ..38 Third Quarter Ended in December, 2001 .68 .46 Fourth Quarter Ended March 31, 2002 1.01 .65

Source:           Bloomberg L.P.

ITEM 6. Management's Discussion And Analysis And Plan Of Operations -- Regulation S-B Item 303.


                                    Page -13-

A.  Financial Results of Operations.

     During the fiscal year ended March 31, 2002, the consolidated Company had revenues of $5,125,410 (all numbers are rounded with the exception of earnings per share) and a net loss of ($758,001) (this loss includes a write off of $579,688 for expired warrants). This computes to an earnings per share loss of ($0.06) on a fully diluted basis. This compares with revenues of $3,306,000 and a fully diluted loss per share of ($0.02) in the fiscal period ended March 31, 2001. Current assets decreased from $2,585,000 to $1,953,911 and total assets grew from $2,975,000 to $4,312,238, a 69% increase. Current liabilities were $957,175.

B. Expected Growth in Demand for Fixed Income Products --Regulation S-B Item 303(b)(1)(i) & (iv).

     Our mission is to provide high quality service in fixed income brokerage, funding, asset management and advisory to institutions, individuals and Native American Nations. Fixed Income products are enjoying a renaissance of investor interest for several reasons. First, the recent decline in the indices of equity market product performance over the past year has produced a certain degree of a "flight to quality," or reconfiguration of portfolios to a greater inclusion of fixed income products to alleviate some of the volatility of the equity markets. At the same time, the Federal Reserve Board, the governing authority of monetary policy in the United States, has acted in virtually unprecedented fashion to lower key interest rates either to slow, ease or prevent a recession. Sometime in the next 6-12 months, we expect interest rates to rise as the Federal Reserve moves from easing to a less accommodative stance. Additionally, in the next few years, the generation known as "Baby Boomers" will begin to cash in their stock market holdings as they retire. Their need for predictable income will increase and that will increase the demand for Fixed Income products, not only directly but also through mutual funds, annuities, and certificates of deposit. Since Social Security taxes (FICA) have been counted with general government revenues, the budget balancing effects of inflows to Social Security will reverse as Baby Boomers retire, and begin to pull money out of the Social Security System. Other factors aside, the government will need to replace these funds by borrowing - thus creating a greater demand for funds and hence higher rates.

C. Plan of Operation -- Regulation S-B Item 303(a)(1).

     The   Company   expects   to   continue   to  grow   all  of  its   present
revenue-producing lines of business, that is: (1) traditional securities brokerage commission-generating transactions; (2)investment

                                    Page -14-
     advisory/investment/merchant banking; (3) customer driven riskless principal trading; and (4) modest risk principal trading. These businesses also produce certain relatively incidental revenues such as rebates, interest and dividends. The Company intends to hire additional Fixed Income salespersons as they become available. As ticket volume increases, a small increase in support staff may be needed. Inasmuch as growth is planned, however, the number of employees could change, most probably increase, as business opportunities arise, evolve, mature and come to fruition.

D.  Other Matters -- Regulation S-B Item 303(b)(1)(iii), (v), &(vii).

     The Company has no material commitments for capital expenditures in the current year. There are no significant elements of income or loss that do not arise from continuing operations. The Company's businesses are not usually subject to any seasonal aspects that have or would be expected to have a material effect on the Company's financial condition or results of operations.

Item 7.  Financial Statements -- Regulation S-B Item 310(a).

     The financial statements required by this Item are attached hereto.

Item 8.  Changes in and Disagreements With Accountants --Regulation S-B Item
304.

None.

     Part III. Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act --Regulation S-B Item 405.

     There is no information required to be reported pursuant to this Item.

Item 10.  Executive Compensation -- Regulation S-B Item 402.

     Only one of the executive officers or directors of the Company received compensation in excess of $100,000, that was Mr. Randy Strausberg. Pursuant to instruction 1 of Item 402(a)(2)(i) the compensation of the Company's Chief Executive Officer is summarized in the following table.

                                        page -15-

SUMMARY COMPENSATION TABLE.

Name                   Year     Salary        Bonus     Other         Total


Randy M. Strausberg   3/31/02   $76,800       -0-        $30,000*     $106,800

*This is the value assigned to 60,000 options to purchase shares 60000 shares of DIRX at $.50 to Mr. Straus berg at the end of 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management -- Regulation S-B Item 403.

The information required in this Item is set forth in the following table.

         MANAGEMENT AND 5% BENEFICIAL OWNERSHIP TABLE.

Name and Address                            Shares                      Percent

Wavecount, Inc.                             6,246,000                     51.5%
Suite 1100-26
42 Broadway New York
 New York 10004

Randy M. Strausberg(1)(2)                   6,296,000                     51.9%

David W. Parsons(1)(2)                      6,286,000                     51.8%

Marc Greenspan(1)(2)                        6,286,000                     51.8%

Elroy Drake(2)(3)                           6,301,000                     51.9%

Directors and Officers
as a Group                                  6,301,000                     51.9%
C/o Wavecount, Inc.
Suite 1100-26
42 Broadway
New York
New York  10004.

     2. Mr. Strausberg is the Chairman and President of the Company. Mr. Parsons is a Director, the Corporate Secretary, a Vice President and General Counsel. Mr. Greenspan is a Director and Corporate Treasurer and Mr. Drake is a director.

3.   Mr. Drake's address is in Chinle, Arizona.

Item 12.  Certain Relationships and Related Transactions --Regulation S-B Item

                                    Page -16-

404.

     No officer or director, or family member of an officer or director, has engaged in any material transaction with the Company within the last two years. The is a receivable from Wavecount, Inc., a shareholder in the company, in the amount of $203,699.

Item 13.  Exhibits and Reports on Form 8-K -- Regulation S-B

Item 601. Financial Statements filed with this Report are as follows.

     Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity, and Statements of Cash Flows for the year ended March 31, 2002. There were no Current Reports on Forms 8-K filed during the last quarter covered by this Report.

SIGNATURES.

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, duly authorized.

 Dupont Direct Financial Holdings, Inc.

 /s/Randy M. Strausberg, Chairman, President and Chief Financial Officer.

/s/ David W. Parsons, Director, Vice President, Secretary and General Counsel.

/s/ Marc Greenspan, Director and Treasurer.

/s/Elroy Drake,  Director.

                                                                     Page


 Independent Auditors' Report                                          1

 Consolidated Financial Statements
      Balance Sheets                                                   2
      Operations and Changes in Shareholders'
        Equity                                                         3
      Cash Flows                                                       4

 Notes to Financial Statements                                      5-11







INDEPENDENT AUDITORS' REPORT




The Board of Directors Dupont Direct Financial Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Dupont Direct Financial Holdings, Inc. as of March 31, 2002 and March 31, 2001 and the related consolidated statements of operations and changes in stockholders' equity and cash flows for the years ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dupont Direct Financial Holdings, Inc. at March 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.


BERNSTEIN PINCHUK & KAMINSKY LLP

New York, New York
June 12, 2002

                       DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                         MARCH 31, 2002 AND MARCH 31, 2001
                                                  MARCH 31     MARCH 31
                                                    2002         2001

                                                ------------ ------------
                               ASSETS
Current Assets
   Cash, brokerage clearing accounts            $   227,910  $   209,302
   Cash, other                                      168,893       37,504
   Due from clearing agents                          37,298       32,487
   Due from stockholders                            203,699    1,318,510
   Trading marketable equity securities             269,008       71,257
   Gov't securities, at market value              1,007,569      798,888
   Bridge loan to dev. stage company                      -      114,290
   Prepaid expenses and other current assets         39,534        2,819
                                                ------------ ------------
     Total current assets                         1,953,911    2,585,057
                                                ------------ ------------
Property and equipment at cost                      162,575      142,422
   Less accumulated depreciation                   (125,423)     (99,496)
                                                ------------ ------------
                                                     37,152       42,926
                                                ------------ ------------
Other Assets
   Investment in affiliates                         130,346      113,807
   Notes receivable stockholders-6% 2/28/03       1,000,000            -
   Restricted investment securities               1,118,900            -
   Rent security deposit                             71,929       68,329
                                                ------------ ------------
                                                  2,321,175      182,136
                                                ------------ ------------
                                                $ 4,312,238  $ 2,810,119
                                                ============ ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses        $   562,547  $   289,020
   Payable to clearing broker                       282,079      166,176
   Commission payable to affiliate                   65,000            -
   Corp. inc. and franch. taxes payable              42,271        9,480
   Marketable securities sold short                   5,278       87,021
                                                ------------ ------------
     Total current liabilities                      957,175      551,697
                                                ------------ ------------
Deferred rent payable                               221,966       76,562
                                                ------------ ------------
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     March 31, 2001-issued 12,126,756 shares,
     outstanding 11,976,756 shares;
     December 31, 2001-issued 13,184,756 shares,
     outstanding 14,632,756 shares, including
     1,598,000 shares issuable by trans.agt.        146,328      119,768
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares        1,000,000    1,000,000
   Additional paid in capital                     2,993,838    1,884,828
   Retained earnings(Accumulated deficit)        (1,001,069)    (243,068)
   Unrealized loss on inv. securities                (6,000)    (579,668)
                                                ------------ ------------
                                                  3,133,097    2,181,860
                                                ------------ ------------
                                                $ 4,312,238  $ 2,810,119
                                                ============ ============

                         DUPONT DIRECT FINANCIAL HOLDINGS INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                                     2002          2001
                                                 ------------- ------------
Revenues
   Investment banking fees and advisory services $    990,035  $   933,298
   Commissions                                        564,095      490,539
   Rebates                                             29,734       24,701
   Customer driven principal transactions           3,552,401    1,331,325
   Handling charges and miscellaneous income           93,023       96,143
   Firm trading                                      (210,655)     402,581
   Dividends and interest                             106,777       27,355
   Net loss of minority owned affiliates              (11,507)           -
                                                 ------------- ------------
      Total revenue                                 5,113,903    3,305,942
                                                 ------------- ------------
Expenses
   Employee compensation                            2,074,348    1,379,091
   Clearance fees                                     558,084      485,587
   Communications and data processing                 307,336      177,021
   Management fees and expenses- shareholder          342,433      516,691
   Rent                                               190,569      176,149
   Depreciation                                        25,927       23,570
   Professional fees, other fees and licenses         571,588      404,643
   Fees and commissions paid to affiliates            689,790            -
   Interest                                            83,292            -
   Bad debts and settlements                          174,676            -
   General and administrative                         226,597      282,035
                                                 ------------- ------------
      Total expenses                                5,244,640    3,444,787
                                                 ------------- ------------
Loss before income taxes and extraordinary item      (130,737)    (138,845)
Corporate income and franchise taxes                   47,596        9,703
                                                 ------------- ------------
Loss before extraordinary item                       (178,333)    (148,548)
Extraordinary item-write-off of expired warrant        579,668            -
                                                 ------------- ------------
NET LOSS                                             (758,001)    (148,548)
Accumulated deficit at beginning of period           (243,068)     (94,520)
                                                 ------------- ------------
Accumulated deficit at end of period             $ (1,001,069) $  (243,068)
                                                 ============= ============
Common stock-$.01 par-beg.of pd.                 $    121,268  $    13,320
  Shares issu.-2,656,900in2002;10,794,792in2001        26,560      107,948
  Shares owned by subsid. 150,000 shares               (1,500)      (1,500)
  Shares outstanding at end of pd., 14,632,756
                                                 ------------- ------------
    shares in 2002 and 11,976,756 in 2001        $    146,328  $   119,768
                                                 ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2    $  1,000,000  $ 1,000,000
                                                 ------------- ------------
  Balance at end of period-500,000 shares        $  1,000,000    1,000,000
                                                 ============= ============
Additional paid in capital at beginningofperiod  $  2,212,828  $    41,574
  Additional amounts received during period           781,010    2,171,254
                                                 ------------- ------------
  Additional paid in capital at end of period     $  2,993,838  $ 2,212,828
                                                 ============= ============
Unrealized loss on investment securities
   Balance at beginning of period                $   (579,668) $         -
  Extraordinary item-write-off of value of investm     579,668            -
  Decline in value of investment securities            (6,000)    (579,668)
                                                 ------------- ------------
  Balance at end of period                       $     (6,000) $  (579,668)
                                                 ============= ============
Shareholders Equity at end of period             $  3,133,097  $ 2,346,350
                                                 ============= ============
Average number of shares outstanding               13,481,412   7,992,705
Income(loss) per share before extraordinary item    ($0.01)      ($0.02)
Extraordinary item per share                        ($0.04)
Basic and fully diluted income(loss) per share      ($0.06)      ($0.02)
                                      - 3 -

                         DUPONT DIRECT FINANCIAL HOLDINGS INC.
                         STATEMENTS OF CONSOLIDATED CASH FLOW
                         FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
                                                      2002          2001
                                                  ------------  ------------
Cash flows from operating activities
  Net loss                                        $  (758,001)  $  (148,548)
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                      28,123        25,657
    Compensation and fees not paid in cash             38,538       597,453
    Increase in government securities                (202,492)     (798,888)
    Increase in receiv.from clearing agent             (4,811)        1,037
    Increase in other current assets                  (36,715)       (2,229)
    Increase in accounts payable                      273,527       166,644
    Increase in brokerage credit balances             115,903       166,176
    Increase in income taxes payable                   32,791         6,530
    Increase in deferred rent payable                  17,138        45,067
    Decrease (increase) in equity securities          (51,752)      387,000
    Decrease in marketable securities sold short      (81,743)            -
    Undistributed (earnings) loss of affiliate         11,507             -
    Permanent decline in value of investment          579,668             -
    Restricted stock received for fees               (250,000)            -
    Provision for losses on bridge loan receivable     95,060             -
    Restricted stock paid for fees                    184,000             -
                                                  ------------  ------------
    Total adjustments                                 748,742       594,447
                                                  ------------  ------------
  Net cash provided (used) by operations               (9,259)      445,899
                                                  ------------  ------------
Cash flow from investing activities:
    Cash paid for the purch. of property              (20,153)         (380)
    Loan to development stage company                 (75,289)     (114,290)
    Cash advanced to and invested in investees        (32,800)      (38,752)
    Rent security deposit made                         (3,600)            -
    Advances to affiliates                            (15,376)            -
    Cash lent to stockholder                         (277,455)            -
    Repayment of advances                              36,214             -
    Advances to employees                             (18,500)            -
    Purchase of investment securities                 (22,500)            -
                                                  ------------  ------------
  Net cash used by investing activities              (429,459)     (153,422)
                                                  ------------  ------------
Cash flow from financing activities:
    Net cash remitted to shareholders                 (26,000)     (120,664)
    Cash balances-subsidiaries acquired               166,259        10,039
    Cash collected for capital contributions          383,456        64,954
    Commission payable, investee                       65,000             -
                                                  ------------  ------------
  Net cash provided by financial activities           588,715       (45,671)
                                                  ------------  ------------
Net increase in cash and equivalents                  149,997       246,806
Cash and equivalents, beginning of year               246,806             -
                                                  ------------  ------------
Cash and equivalents, end of period               $   396,803   $   246,806
                                                  ============  ============
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest expense                                $    83,292         1,576
                                                  ============  ============
  Income Tax                                      $    11,321         1,350
                                                  ============  ============

Note 1.  HISTORY OF THE REGISTRANT

     Dupont Direct Financial Holdings, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Marci International Imports, Inc. The Company subsequently changed its name to FAB Global, Inc. and, on March 7, 2000 further changed it to Dupont Direct Financial Holdings, Inc. The Company conducted an initial public offering in February 1987 on a Form S-18
Registration Statement under the Securities Act of 1933. As a result of bankruptcy proceedings in 1989, the Company became inactive and had no material assets, liabilities or business activities until May17, 2000, when, as a result of a business combination, the Company issued 5,800,000 shares of the Company's common stock to Wavecount, Inc.("Wavecount"), a privately-held financial services holding company plus additional shares to some investors in Wavecount in exchange for substantially all the assets of Wavecount.

     The assets transferred to the Company in connection with this transaction include all the outstanding stock of Dupont Securities Group, Inc.("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements, all outstanding stock of Wavecount Advisory Services, Inc.("WASI"), an investment manager that is a New York State investment advisor, formerly known as Wavecount Trading, Inc.,245 shares of the common stock (a 47.5% interest) of Native American Financial Services Company ("NAFSCO"), a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation ( Together with the Navajo partner,Wavecount established NAFSCO as the first native american financial services company on a native american reservation) and shares in several bulletin board listed public companies and some inactive companies and LLC's.

     A majority of the Company's consolidated revenues are derived from DSGI. The Company and its subsidiaries elected to change its fiscal reporting period to March 31, commencing with the period ended March 31, 2000.


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

        Cash and cash equivalents:

     Cash and cash equivalents include cash in brokerage clearing accounts, time deposits and all liquid debt instruments with original maturities of three months or less which are not used as collateral. - 5 -


        Marketable equity and government securities:

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 115 "Accounting for Certain Investments in Debt and Equity Securities". Those Company investments owned by DSGI are classified as "trading securities". Accordingly, such securities are carried at market value with any unrealized gains and losses being included in income. Realized gains or losses are computed based on the average cost of the securities sold. Government securities at March 31, 2002 consisted of Treasury bills which are being used as collateral with its clearing brokers. Securities received by the Company in exchange for shares of its stock are considered investment securities and are carried at fair value at date of acquisition, which is adjusted to market value, if lower, by a charge to a shareholders' equity valuation account.

        Property and equipment:

     Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets using the straight-line method. Expenditures for repairs and maintenance are charged to operations in the period incurred.

        Investments in subsidiaries and affiliates:

     The financial statements of companies in which the Company has a majority interest have been consolidated with those of the Company. Companies in which the Company has a significant minority interest are recorded at equity. Under this method the Company caries its investment at original cost, adjusted for its share of their income or loss and amortization of the excess of original cost or contributed capital over 40 years until March 31, 2002. Effective April 1, 2002, the Company will no longer amortize this asset, in accordance with pronouncements from the Financial Accounting Standards Board. This change will have no significant effect on the financial statements of the Company.

         Concentrations of credit risk:

     Financial instruments that potentially subject the Company to major credit risk consist principally of cash investments and securities carried as investments. The Company places its cash investments with quality entities to minimize the credit risk.

         Income taxes:

     The provision for income taxes is computed on the pre-tax income of the Company. Deferred taxes result from the future tax consequences associated with temporary differences between the amounts of assets and liabilities recorded for tax and financial accounting purposes. As the Company on a separate company basis has incurred losses and DSGI has incurred sufficient losses in all preceding years, there are no material federal provisions for income taxes. The Company and its subsidiaries have prepared their tax returns through March 31, 2001 on a separate company basis, but expect to file on a consolidated basis for 2002 and future years. The Company and its subsidiaries file separate state and local tax returns. At March 31,2001 DSGI had a net operating loss carryforward of approximately $34,000 which it used to reduce taxable income earned in 2002, after applying approximately $517,000 to reduce 2001 taxable income. At March 31, 2001 the Company had a net operating loss carryforward of approximately
$700,000 available to reduce taxable income earned through 2021 and had a capital loss carryforward of $580,000 available to reduce future capital gains
through 2007.                           - 6 -

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

Note 3.   DUE FROM CLEARING AGENT AND OTHERS

     The Company's subsidiary, DSGI, has a clearing arrangement with Bank of New York Clearing Inc. ("BNY") to act as its clearing agent on a fully disclosed basis on which BNY maintains customer accounts. Maintenance of a clearing relationship entails a risk of irreconcilable differences. The inability of BNY to meet its obligations could result in substantial losses to the Company and the loss of the investors' investment. At March 31, 2002 $501,439 in Treasury bills were maintained as collateral for the Company's other accounts. In addition, the Company had an additional $303,637 in Treasury securities at another broker.

Note 4.  DUE FROM PURCHASER OF 500,000 SHARES OF PREFERRED STOCK

     Since 1999, the Company has been authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01 per share and could determine the characteristics of each class in the future. On March 30, 2001 the Board of Directors authorized the issuance of 500,000 shares of a Class C Preferred Stock to an investor for $1,000,000. The Class C Stock is nonvoting, redeemable at any time at the option of the Company for $2 per share and is convertible to ordinary voting common at the option of the investor at the ratio of one half share of common for each share of Class C Preferred Stock tendered. In May 2001 the investor offered and the Company accepted 250,000 restricted shares of a bulletin-board-traded stock, for the investor's $1,000,000 obligation. At the time it was tendered, 250,000 tradable shares had a quoted market value of approximately $1,875,000. Due to a decrease in the market value of those previously issued shares in 2002, the investor issued additional shares of other securities during 2002.


Note 5.   TRANSACTIONS WITH PRINCIPAL SHAREHOLDER

     During the years ended March 31, 2002 and 2001, Wavecount, Inc. the principal stockholder of the Company charged the Company and its subsidiaries management fees aggregating $342,433 and $516,691, respectively. At March 31, 2002 the Company had a receivable of $270,787 from the stockholder and a subsidiary had a payable of $67,750 from the stockholder. The Company has offset these amounts in consolidation. - 7 -


Note 6.   BRIDGE LOANS

     During the year ended March 31, 2002 and 2001, subsidiaries of the Company made $75,289 and $114,290, respectively, in bridge loans to Diabetex International Corporation, a development stage company. These loans bore interest at the rate of 16% and mature in 2002. Collection of the receivable was dependent on the borrower's ability to raise additional financing, which was not forthcoming. During the year ended March 31, 2002 Diabetex settled these loans by issuing 2,560,000 shares of its common stock to the subsidiaries and the balance of the loan and accrued interest ($95,060) in excess of the value of these shares was charged off as a bad debt.

Note 7.   INVESTMENT IN AFFILIATES

     As described in Note 1, the Company has a 47.5% interest in Native American Financial Services, Inc. ("NAFSCO"). NAFSCO has a 100% interest in Native
American Securities Co.("NASCO") The Company paid approximately $80,000 in excess of equity for its 47.5% interest and during 2001 contributed an additional $40,052 to fund the entire initial capital of NASCO although it only received a 47.5% equity interest in that company. NAFSCO had a consolidated net income of approximately $20,000 during the year. During the years ended March 31, 2002 and 2001 commissions of $373,540 and $88,495 to NASCO and an officer who paid an equal amount as an administrative service fee to NAFSCO. In addition the Company paid approximately $316,000 in investment banking fees to affiliates during 2002.

     In December 2001 the Company purchased the development rights to a certain medical product designed to assist in the control of diabetes. This acquisition was made through a wholly-owned subsidiary, Dupont Health Products, Inc., a company formed for that purpose. The value of the stock which paid for the purchase and the Company's interest in the development rights, were both recorded in the Company's financial statements at $1,000,000, a conservative estimate in the opinion of the Company's management.

     A provision of the Acquisition Agreement required the seller of the development rights to sell the stock paid for the product in order to finance further development of its other principal diabetec-related product, or to return the stock to DIRX (or through subsidiaries as DIRX may designate) along with the development rights to the other product. The seller of the development rights was unable to sell the stock, and returned the stock and the development rights associated with the other product to DIRX. The Company has reversed these transactions in the financial statements included in this Report pending further evaluation.


Note 8.   INVESTMENT IN MARKETABLE SECURITIES

     During the year ended March 31, 2001 the Company, in exchange for shares of its stock acquired various interests in various securities which are traded on the bulletin board: Original March 31, 2001 Cost Value Warrants-CDKNET.COM INC. to buy 254,799 shares at 60 cents a share $579,668 0 Total $579,668 $ 0

     Since the cost of these securities exceeded their quoted value at March 31, 2001 by $579,668 a valuation allowance of that amount has been provided. During the year ended March 31, 2002, these warrants expired worthless, and the asset
was written off as an extraordinary item.     - 8 -

Property and equipment consist of the following at March 31:

                                 2002       2001
Computer equipment            $126,982   $106,829
Furniture and office equipment  35,593     35,593
Total assets at cost           162,575    142,422
Less accumulated depreciation (125,423)   (99,496)
Net carrying value            $ 37,152 $   42,926



Note 10.   LEASE COMMITMENTS AND DEFERRED RENT

     The Company is obligated under an operating lease for office space for a term of 10 years and 4 months with an escalation clause providing for annual increases of minimum rent. In addition to the specified minimum rent, the Company is required to pay 2.1% of the increases in real estate taxes over the base year and must pay for electricity.

At March 31, 2002, the commitment for minimum rental payments was as follows:

         Years ended March 31,

           2003       164,604
           2004       169,542
           2005       176,431
           2006       186,861
           2007       192,745
     Thereafter       631,572
                   $1,521,755

     The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent payable" which is included in current liabilities in the accompanying balance sheets. During the years ended March 31, 2002 and 2001, the Company paid $164,429 and $131,080, respectively under the lease.

Note 11.   NET CAPITAL REQUIREMENTS

     As a registered broker/dealer, DSGI is subject to Securities and Exchange Commission's net capital rule which requires that DSGI maintain a minimum net capital as defined, of 6.67% of aggregate indebtedness or $100,000 whichever is greater. Net capital and aggregate indebtedness change from day-to-day, but as of March 31, 2002, DSGI had net capital of $541,020. Net capital exceeded requirements by $441,020 at March 31, 2002.


Note 12.    OFFICER STOCK OPTIONS

     In February 2000, the Company issued options to officers to purchase up to 625,000 shares of the Company's common stock through February 8, 2005 at a cost of fifty cents a share. All options vested on February 8, 2001. - 9 -


Note 13.    ISSUANCE OF SHARES FOR SERVICES

     During the year ended March 31, 2001, the Company issued 1,381,559 shares to officers and employees of the company and its affiliates. The shares have restrictions on their sale for one year and were issued at no cost to the officers and employees. An additional 722,000 shares were issued for consulting and legal services. In the opinion of management, the fair value of these shares was estimated to be equivalent to 25 percent of their quoted market value at date of issuance, which was $308,938 for the shares issued to officers and employees and $288,515 for shares issued for other services. In addition 446,000 shares were issued to Wavecount, Inc. the principal shareholder. No value was ascribed to those shares. During the year ended March 31, 2002, only 83,000 shares were issued for services and the fair value of those services was $38,538.


Note 14.   TRADING SECURITIES OF PARENT COMPANY

     A subsidiary, WASI, received 150,000 shares of the Company for use as trading marketable equity securities during the three months ended December 31, 2000 as payment for management advisory services. It has been recorded as trading marketable securities on the books of the subsidiary and carried at market value ($138,000 at March 31, 2002) on such books but has been eliminated in consolidation.

Note 15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows:

Period -    Year    3 months  3 months     3 months      3 months
           ended      ended     ended        ended         ended
          March 31, March 31, December 31, September 30,  June 30,
            2002      2002       2001         2001          2001
Revenue  $5,125,410 $1,387,850 $1,608,359  $  926,164  $1,203,037
Income (loss) before extraordinary item
           (178,333)  (815,052)   385,825     (14,430)    265,324
Extraordinary item
           (579,668)  (579,668)     -            -           -
Net income (loss)
         $ (758,001) $(235,384) $ 385,825   $ (14,430)  $ 265,324
Shares outstanding
         13,143,028 14,612,256 13,516,014   12,469,116 11,994,181
Income (loss)per share
  Before extraordinary item
            $(0.01)    $(0.06)    $ 0.03       $0.00      $0.02
  Extraordinary item
             (0.04)     (0.04)
  Net       $(0.06)    $(0.02)    $ 0.03       $0.00      $0.02

     2001 2001 2000 2000 2000 Revenue  $3,305,942 $ 881,404 $ 612,986 $1,548,090
$263,462 Net income(loss) (148,548) (441,226) (368,117) 919,298 (258,503) Shares
outstanding:    7,992,705    9,233,499   9,023,163   8,731,985   4,976,355   Net
income(loss)per  share  $(0.02)  $(0.05)  $(0.04) $ 0.11  $(0.05) The net income recognized during the three months ended September 30, 2000 was principally derived from firm trading in which DSGI earned significant income from selling certain securities short. The loss per share may differ from the sum of its elements due to rounding. - 10 -


Note 16.    AQUISITION OF BROKER

     On or about March 16, 2001, the Company agreed to acquire another NASD member broker-dealer, Erste Bank Artesia Securities Corp. (EBAS) from its shareholders. The terms of the acquisition were that the Company would acquire 100% of the stock of EBAS plus receive $30,000 in exchange for warrants to purchase the Company's common stock. The name of the Company was changed to American International Securities Inc. (AIS) and AIS became a wholly owned subsidiary of the Company. Based upon the audited financial statements filed with the NASD, as of March 31, 2002, the net capital of AIS exceeded $200,000, which was over $195,000 in excess of its required minimum capital of $5,000.

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

Note 17 SUBSEQUENT EVENT

     In April 2002 the Company and its subsidiaries agreed to retain the services of Robert A. Brusca, an economist. In connection therewith, the Company agreed to issue 120,000 of its common shares to the economist and pay him a minimum compensation of $6500 per month plus participation in a bonus pool. It also agreed to issue warrants to buy 25,000 shares of the Company's common stock at an exercise price of $1.15 per share through April 1, 2007.

June 29, 2002

                                    Page -17-