Form 10KSB/A
period 2002-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2002-08-02
CIK 807904

     At March 31, 2002 there were 13,184,756 shares of common stock issued 150,000 of which were in treasury, and 1,598,000 shares to be issued which were included in outstanding shares which totaled 14,632,756 shares.

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

                  Report SC 14F1 dated February 25, 2000. Current Report on Form 8-K dated April 20, 1999. Current Report on Form 8-K dated February 7, 2000. All amendments to such Current Reports on Form 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act. Interim Reports on Forms Q-SB dated August 15, 2000, November 14, 2000, and February 14, 2001. Interim Reports on Forms Q-SB dated August 14, 2001, November 14, 2001, and February 14, 2002.

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

2.  Operating Businesses of the Company.

     The Company is a holding company that conducts its business activities through subsidiaries. The main business lines centers around Fixed Income Securities including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. As a specialty, we have oriented the Company to provide financial advisory assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds.

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


     Wavecount Asset Management, LLC. (WAM), is an investment manager that is a Registered Investment Advisor (RIA) in New York State. Application for RIA qualification with the SEC remains pending at this time, but is expected to be approved in due course.

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

     Dupont Health Products, Inc. (DHP) is a subsidiary of DMF that was formed to purchase and develop certain medical products for the assistance in the control of diabetes.

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

a.  Dupont Securities Group Inc.

     Dupont Securities Group, Inc. (DSGI) is the Company's most active and productive operating business. DSGI is registered as a broker-dealer with the SEC pursuant to Section 15 of the Securities Exchange Act of1934, ('34 Act or Exchange Act), and is a member in good standing of the NASD,a National Securities Association registered with the SEC pursuant to Section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board
(MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). DSGI has Instinet and other market execution facilities, and clearing arrangements with associated guarantees from world-renowned financial services institutions that allow DSGI to conduct business at the very highest levels of world securities commerce. As a result of these various qualifications, DSGI is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its business in some 40 domestic jurisdictions. DSGI operates under SEC Net Capital Rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services. DSGI is an introducing broker/dealer that ultimately clears and settles all of its retail customer and smaller, fixed income, proprietary trades through the Bank of New York, the oldest bank in the country, founded by Alexander Hamilton. These clearing services, which until January 1, 2001, were owned by Schroder & Co., are organizationally housed in a separate clearing subsidiary known as Bank of New York Clearing Services LLC (BNY Clearing). Through BNY Clearing, the firm's accounts carried there are insured up to $100 million ($100,000 for cash, the same as a bank). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms. DSGI has posted collateral security with BNY Clearing for this purpose.

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

     Through its ownership and management provided by DIRX, DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. The main business lines center around Fixed Income Securities, including Brokerage Execution Services, Management of Funds to be invested in Fixed Income and assistance in raising funds via Fixed Income offerings. DSGI specializes in providing Fixed Income Execution services to small dealers without their own fixed income desks or by providing expertise to other bond traders in specialized securities. DSGI also trades Certificates of Deposit and maintains inventory to accomplish this task. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

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

b.       Wavecount Asset Management, LLC.

     Wavecount Asset Management has two unique proprietary products. First, WAM has a Zero Coupon Based Yield Enhancement Program, based solely on U.S. Government guaranteed zero coupon bonds that may improve yield on a fixed income portfolio by about 2 percent. In the world of bonds yielding single digit returns, this is a huge increase in performance for a bond portfolio. Second, it has developed an advisor selection process designed to analyze the returns generated by professional money managers in a variety of investment products, particularly fixed income, currencies, commodities and stock indices. Through this process, WAM can provide investors with portfolios of advisors meeting desired investment performance characteristics for return and risk. Through its association with NAFSCO (see below), WAM is being considered for management of funds held by Native American Nations. During the period ended March 31, 2002, WAM received accounts from institutions to manage approximately $130,000,000 in the Zero- Coupon Yield Enhancement Program.

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




d.  American International Securities, Inc.

     American International Securities is an NASD registered broker-dealer bought by the firm to conduct business as a "brokers-broker." There has been no activity in this vein to date.

e. Dupont Merchant Funding, Inc.

     Dupont Merchant Funding was formed to fund various opportunities that may be presented to us in financing various projects and companies.


f.  Dupont Health Products, Inc.

     Dupont Health Products was formed to take advantage of our expertise in certain areas of investment. DHP limits its investment banking activities to businesses in which our senior staff has an in-depth understanding of that particular business' orientation and financial needs.

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

G. Research, Environmental Compliance and Headcount --Regulation S-B Item 101(b)(10), (11) & (12).

     The Company's research and development costs have historically been, and are expected to continue to be, negligible. The Company's costs for compliance with environmental laws and regulations are insignificant. As of the date of this filing, the Company employs forty-two (42) individuals, all but two (2) of whom are full-time.

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

     Following March 31, 2002, DIRX purchased Ecobest Consulting, Inc. from its owner, Dr. Bob Brusca, a well-known economist. Dr. Brusca now serves as the chief economist for DIRX and its subsidiaries.


Item 4. Description of Property -- Regulation S-B Item 102.

     The Company's operating business properties and affiliates follows. Dupont Securities Group, Inc.(DSGI), American International Securities, Inc. (AIS), Wavecount Asset Management, LLC. (WAM), Wavecount Advisory Services, Inc.

>



     (WASI), Dupont Merchant Funding, Inc. (DMF), Native American Financial Services Company (NAFSCO) (47.5% interest), and Native American Securities Company (NASCO) (100% owned by NAFSCO). Securities owned by the Company are generally held in its account(s) at BNY Clearing, and government securities serving as collateral for BNY Clearing and Wexford are held at those respective firms. DSGI, WAM, WASI, DMF and DHP are located at the Company's headquarters in leased premises located at 42 Broadway, Suite1100-26, New York, New York 10004. The lease is for a term of ten (10) years that began on October 1, 1999, and is in the name of the Company. NAFSCO is located in premises leased from one of the Company's directors located in Window Rock, Arizona.

     Following the events in lower Manhattan on September 11, 2001, the Company established a skeleton branch office located at 7524 Fifth Avenue, Brooklyn, NY 11209.



There are no matters required to be specifically identified pursuant to Item 103 of Regulation S-B.

Item 5.  Submission of matters to a vote of Security Holders.

No matters were submitted for a vote of the Company's security holders during the year.


PART II.

Item 6.  Market for Registrant's Common Equity -- Regulation S-B Item 201.

     The Company's Common Stock is listed for trading on the NASD's OTCBB under the symbol DIRX. The following table shows the reported high and low sale prices for shares of the Company's common stock for the periods presented.

                                                     High              Low
First Quarter Ended  June 2001                       1.31               .53
Second Quarter Ended September 2001                  1.10               .40
Third Quarter Ended in December, 2001                 .78               .40
Fourth Quarter Ended March 31, 2002                  1.09               .67

Source:           Bloomberg L.P.

Item 7. Management's Discussion And Analysis And Plan Of Operations -- Regulation S-B Item 303.

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

C. Plan of Operation -- Regulation S-B Item 303(a)(1).

     The Company expects to continue to grow all of its present revenue-producing lines of business, that is: (1) traditional securities
brokerage        commission-generating        transactions;        (2)investment
advisory/investment/merchant banking; (3) customer driven riskless principal trading; and (4) modest risk principal trading. These businesses also produce certain relatively incidental revenues such as rebates, interest and dividends. The Company intends to hire additional Fixed Income salespersons as they become available. As ticket volume increases, a small increase in support staff may be needed. Inasmuch as growth is planned, however, the number of employees could change, most probably increase, as business opportunities arise, evolve, mature and come to fruition.

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

Item 8.  Financial Statements -- Regulation S-B Item 310(a).

The financial statements required by this Item are attached hereto.

Item 9.  Changes in and Disagreements With Accountants --Regulation S-B Item
304.

None.

Part III. Item 10. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act --Regulation S-B Item 405.

There is no information required to be reported pursuant to this Item.

Item 11.  Executive Compensation -- Regulation S-B Item 402.

     None of the executive officers or directors of the Company received compensation in the excess of $100,000. The Chief Executive Officer was Mr. Randy Strausberg. Pursuant to instruction 1 of Item 402(a)(2)(1), the compensation of the Company's Chief Executive Officer is summarized in the following table.

SUMMARY COMPENSATION TABLE

Name                 Year  bSalary       Bonus             Other         total

Randy Mr. Strausberg 3/31/02  -0-        -0-              $79,360.     $79,360

     $76,400 was paid by the largest shareholder of Dupont Direct Financial Holdings, Inc. as consulting fees to his company and was not salary. No salary was received from Dupont direct Financial Holdings, Inc. or its subsidiaries except for $2,960 paid to him by DSGI, a subsidiary, as a commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management -- Regulation S-B Item 403.

The information required in this Item is set forth in the following table.

         MANAGEMENT AND 5% BENEFICIAL OWNERSHIP TABLE.

Name and Address                            Shares               Percent

Wavecount, Inc.                             6,246,000              42.7%
Suite 1100-26
42 Broadway New York
 New York 10004

Randy M. Strausberg(1)(2)                   6,296,000              43.0%

David W. Parsons(1)(2)                      6,286,000              43.0%

Marc Greenspan(1)(2)                        6,286,000              43.0%

Elroy Drake(2)(3)                           6,301,000              43.1%

Directors and Officers
as a Group                                  6,301,000              43.1%
C/o Wavecount, Inc.
Suite 1100-26
42 Broadway
New York
New York  10004.

2.  Mr. Strausberg is the Chairman and President of the Company.    Mr. Parsons
     is a Director, the Corporate Secretary, a Vice President and General Counsel. Mr. Greenspan is a Director and Corporate Treasurer and Mr. Drake is a Director.

3.   Mr. Drake's address is in Chinle, Arizona.

Item 13.  Certain Relationships and Related Transactions --Regulation S-B Item
404.

     No officer or director, or family member of an officer or director, has engaged in any material transaction with the Company within the last two years. There is a receivable from Wavecount, Inc., a shareholder in the company, in the amount of $203,699.

Item 14. Exhibits and Reports on Form 8-K -- Regulation S-B.

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

     We conducted our audit in accordance with auditing standards, Generally accepted in the United States of American. Those standards require that we plan to perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dupont Direct Financial Holdings, Inc. at March 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles in the United Stats of America.


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
     March 31, 2002-issued 13,184,756 shares,
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

         Income taxes:

     The provision for income taxes is computed on the pre-tax income of the Company. Deferred taxes result from the future tax consequences associated with temporary differences between the amounts of assets and liabilities recorded for tax and financial accounting purposes. As the Company on a separate company basis has incurred losses and DSGI has incurred sufficient losses in all preceding years, there are no material federal provisions for income taxes. The Company and its subsidiaries have prepared their tax returns through March 31, 2001 on a separate company basis, but expect to file on a consolidated basis for 2002 and future years. The Company and its subsidiaries file separate state and local tax returns. At March 31,2001 DSGI had a net operating loss carryforward of approximately $34,000 which it used to reduce taxable income earned in 2002, after applying approximately $517,000 to reduce 2001 taxable income. At March 31, 2001 the Company had a net operating loss carry forward of approximately $700,000 available to reduce taxable income earned through 2021 and had a capital loss carry forward of $580,000 available to reduce future capital gains through 2007.

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

     During the year ended March 31, 2002, the Company prepared to issue $1,000,000 in new preferred shares in exchange for developmental rights to certain diabetic health products being developed in the Russian Federation, but this issuance was cancelled. Instead, Dupont Health Products, Inc. (DHP), a company formed to coordinate the research effort, issued 1,000,000 common shares to Dupont Merchant Funding, Inc. (DMF) an inactive, wholly owned subsidiary of the Company, but did not assign a value to these shares. In addition, the Company, for cash of $31,500.00 purchased an additional 31,500 shares of DHP. At March 31, 2002 the Company and its subsidiaries owned 1,031,500 shares, which are convertible into a 96.5% interest of the common shares. DHP also has authorized 1,000 preferred shares, which are convertible into 1,000,000 common shares at the option of the holder, to a company which previously held the developmental rights. In April 2002 additional common shares were issued to officers of the Company and people connected with the development of the Company, which had the effect of reducing the Company's equity in DHP to aprximately 82 Percent (82%). During the year ended March 31, 2002 the Company recorded its equity ($32,850)in the losses of DHP. The Company is considering its investment in DHP as investment in the majority owned company rather than in a subsidiary, because, due to the authorized preferred shares and issuance of shares to others, its control is likely to be temporary.



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


Note 12.    OFFICER STOCK OPTIONS

     In February 2000, the Company issued options to officers to purchase up to 625,000 shares of the Company's common stock through February 8, 2005 at a cost of fifty cents a share. All options vested on February 8, 2001. In December 2001, the Company Issued options to officers and employees to purchase up to 649,500 shares of the company's restricted common stock through December 2006 at a cost of fifty cents a shares. All options have vested.

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

June 29, 2002