Form 10QSB
period 2002-06-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2002-08-14
CIK 807904

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

                      For the Quarter ended June 30, 2002.

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

At June 30, 2002, there were 14,906,624 shares of common stock and equivalents issued and outstanding, and 500,000 nonvoting, redeemable, convertible (2:1) Series C Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year, ended 03/31/2002, were $5,113,904. The revenues for the most recent fiscal quarter were $1,211,000 and $1,387,950, and for the quarter ended March 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "Commission" or "SEC") are incorporated by reference into this Interim Report on Form 10-QSB by reference and shall be deemed to be a part hereof:

Annual Reports, and all amendments thereto, on Forms 10-KSB for F/Y/E 03/31/02 dated 06/28/02; 03/31/01 dated 06/29/01; for F/Y/E 03/31/00 dated August 8,
2000; for F/Y/E 05/1999 dated February 8, 2000.
Report SC 14F1 dated February 25, 2000.
All Current Reports on Forms 8-K dated since April 20, 1999.
All amendments to such Current Reports on Forms 8-K that are subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act.

Interim Reports on Forms 10-QSB dated, August 15, 2000, November 14, 2000, February 14, 2001, August 14, 2001, November 14, 2001, and February 14, 2002, for the fiscal periods ended approximately forty-five (45) days earlier.

ITEM 1 (ITEM 310(b) of REGULATION S-B).  FINANCIAL STATEMENTS.

The financial statements required to be set forth in this Item precede and accompany this narrative description. The comparable year-earlier period is presented and the comparable results are discussed below.

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

B.  FINANCIAL RESULTS OF OPERATIONS.

During the fiscal quarter starting April 1, 2002 and ending June 30, 2002, the consolidated Company had revenues of $1,270,000 (rounded) and a net loss of ($23,700) (rounded) before taxes On a per share basis this computes to flat earnings per share.

The largest component of revenues were derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $1,041,000 (rounded).

The  Company's  management  does not expect that  quarter-to-quarter  or present period to year earlier comparisons to be particularly instructive or enlightening in the current and near future reporting periods for the following reasons. First, the Company is undergoing rapid change as business lines/components are added and expanded as business opportunities are discovered, cultivated and brought to fruition. That is, the Company's business character is under development and by definition not yet mature. This is not a process that occurs on a straight time line basis. Second, business cycles in the financial services industry are not, in general, seasonal as in certain other businesses; for example, a recession may cause several poor quarters in a row while good weather is producing banner crops and all that goes with them in seasonal businesses. The equity sector of financial services products has been in material decline for nearly two years, although prior to that it had been in ascent for an unprecedented period.

C.  BACKGROUND.

The principal operating business during the June 30, 2002 quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Asset Management LLC (WAM), American International Securities, Inc. (AIS), Wavecount Advisory Services, Inc. (WASI), in which the Company performs its corporate advisory service functions that do not necessarily require the issuance of securities and therefore the services of a registered broker- dealer. DIRX has an approximately 48 percent interest in Native American Financial Services Company ("NAFSCO").1



--------

1 With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses was included in the Company's Form 10-Q filed for the period ended September 30, 2000, and in the Company's Form 8-K filed on or about February 8, 2000. Those discussions are incorporated herein by reference as fully as though they were set forth here verbatim. NAFSCO is oriented toward the development of financial services relations with the many Native American Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation in population and land area. The Company is also involved with the Navajo Nation's political subdivisions for the financing of badly-needed municipal infrastructure such as schools and hospitals, and with the management of its Trust Funds provided by the United States government in connection with the resettlement of the Members (or their ancestors) from their native lands. The Company also expects to enjoy the benefits of a significant amount of "directed" retail equity stock and fixed income commission business. This means that the institutional money mangers who control the investments of the Trust Funds will be required to place a significant amount of the transactions for their Native American funds through firms such as Native American Financial Services Co. and Native American Securities Co. This business line has now become substantially self- sufficient and is contributing a profit to the Company.

D.  THE OPERATING COMPANIES.


1.  Dupont Securities Group, Inc.

Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business.2

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

--------

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

DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letters provided by BNY Clearing, and Prudential's clearing subsidiary, Wexford Clearing Services Corporation.

DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers,
and  corporation  finance    services  to a  variety  of
businesses. As the business was originally envisioned, the main business lines were expected to center around Fixed Income Securities, including Brokerage Execution Services and the Management of Funds to be invested in Fixed Income.

DSGI clears most of its institutional fixed income business with Prudential Securities Incorporated's (Prudential or PSI) wholly-owned Wexford Clearing Services Corporation (Wexford or WCSC), another world-renowned financial services company with a stature at least equal to that of BNY.

DSGI also specializes in providing Fixed Income execution services to small dealers without their own bond desks or by providing expertise to other bond traders in specialized securities. DSGI's staff3 has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

DSGI is a member of the NASD operating under Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services.

DSGI limits its corporate advisory services to businesses that contemplate a near-term (within twelve months) need to raise capital, generally in the form of securities, in which it has, through the experience of its senior staff, an in-depth understanding of that particular business' orientation and financial needs.

2.  Wavecount Asset Management LLC

This company provides asset management services including a proprietary program which matches investors needs to money managers strengths.

--------

3 Each of the Company's senior managers has over 20 years of investment experience, particularly Fixed Income. The senior managers have an established clientele of institutional investors and individual investors who require a wide variety of analytical and brokerage services, and that demand hands-on trading and order execution capabilities that are not generally available through similar-sized competitive firms in the securities brokerage, commodities brokerage and investment banking industries.

3.  Wavecount Advisory Services, Inc.

This subsidiary performs corporate finance and advisory services that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer.

4.  American International Securities Company.

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

The Company acquired EBAS for the purpose of housing within it certain business lines that for practical business reasons, such as market acceptability and risk management, it does not wish to develop within DSGI or NASCO. AIS/EBAS received its approval to continue in membership in the NASD following its change in ownership on or about September 29, 2001. Its business development is under way.

5. Native American Financial Services Co.

While not strictly a DIRX operating company (DIRX has an approximately 48% interest, as an investment, in NAFSCO), DIRX continues to aid in the development of this minority owned company. NAFSCO focuses on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for Tribal needs and raising and managing funds. With DIRX's help NAFSCO is now enjoying growth in the minority set aside securities execution business. This business is now at a break-even level and is expected to grow, possibly exponentially, in the next several fiscal periods. This portion of DIRX' business is now visible in the consolidated financial statements as "minority-owned investment affiliates." During the fall of 2001 NAFSCO's wholly-owned broker-dealer subsidiary, Native American Securities Company (NASCO) was approved for membership in the NASD to operate as a $5,000 net capital broker-dealer.

PART II.                   OTHER INFORMATION.


ITEM 1. LEGAL PROCEEDINGS (Item 103 of Regulation S-B).

As of June 30, 2002, several legal proceedings, including proceedings before arbitral forums, have been initiated against the Company or its subsidiaries in the normal course of its business. Management believes that all of these proceedings are frivolous and were brought when the claimants learned that the Company was no longer dormant and had acquired or agreed to acquire viable operating businesses. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously. There are no matters required to be specifically identified pursuant to Item 103 of Regulation S-B.

DSGI is registered as a broker-dealer with the SEC. The SEC has, in large part, delegated ordinary, day-to-day oversight of broker-dealers to the self-regulatory organizations of the stock market, i.e., the stock exchanges and the NASD. The Designated Examining Authority (DEA) for DSGI is the NASD. DSGI is subject to routine examination at any time by both the SEC and the NASD, although it is subject to a cyclical routine examination by the NASD every two years. As a regular matter in the ordinary course DSGI receives regulatory inquiries on a wide range of securities industry subjects several times a year. DSGI is also subject to the regulatory authority of every state jurisdiction in which it is registered. If DSGI fails to comply with applicable laws and regulations, it may face penalties or other sanctions that may be detrimental to business. That is, for an alleged failure to comply with an applicable law or regulation, government regulators and self regulatory organizations may institute administrative or judicial proceedings against the Company that could result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the loss of status as a broker- dealer, the suspension or disqualification of officers or employees or other adverse consequences. It would not be unusual for the Company to settle such matters without respect to the underlying merits of the allegations since it would unduly tax the Company's executive and staff resources to contest such allegations, even though the Company may well not be culpable in such situations. The imposition of any material penalties or orders on DSGI could have a material adverse effect on the Company's business, operating results and financial condition.

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


Dupont Direct Financial Holdings, Inc.


/s/
                  --------------------------------------------

Randy M. Strausberg, Chairman and
President



/s/
                  --------------------------------------------

David W. Parsons, Director and Secretary

August 13, 2002

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                   JUNE 30, 2002(UNAUDITED) AND MARCH 31, 2001
                                                  JUNE 30      MARCH 31
                                                    2002         2002
                                                (Unaudited)
                                                ------------ ------------
                                ASSETS
Current Assets
   Cash, brokerage clearing accounts            $     7,288  $   227,910
   Cash, other                                      110,962      168,893
   Cash, tradable certificates of deposit          402,826            -
   Due from clearing agents                          17,945       37,298
   Due from stockholders                            254,367      203,699
   Trading marketable equity securities             339,095      269,008
   Gov't securities, at market value                862,006    1,007,569
   Due from employee                                 63,500            -
   Receivable from investee affiliate               108,270       20,836
   Prepaid expenses and other current assets            232       18,698
                                                ------------ ------------
     Total current assets                         1,763,665    1,953,911
                                                ------------ ------------
Property and equipment at cost                      162,575      162,575
   Less accumulated depreciation                   (130,835)    (125,423)
                                                ------------ ------------
                                                     31,740       37,152
                                                ------------ ------------
Other Assets
   Investment in affiliates                          48,638      130,346
   Notes receivable stockholders-6% 2/28/03       1,000,000    1,000,000
     in marketable restricted securities            119,603            -
   Restricted investment securities               1,086,550    1,118,900
   Rent security deposit                             71,929       71,929
                                                ------------ ------------
                                                  2,326,720    2,321,175
                                                ------------ ------------
                                                $ 4,122,125  $ 4,312,238
                                                ============ ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses        $   368,281  $   562,547
   Payable to clearing broker                       727,402      282,079
   Commission payable to affiliate                        -       65,000
   Corp. inc. and franch. taxes payable              50,396       42,271
   Marketable securities sold short                   5,274        5,278
                                                ------------ ------------
     Total current liabilities                    1,151,353      957,175
                                                ------------ ------------
Deferred rent payable                               226,251      221,966
                                                ------------ ------------
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     June 30, 2002-issued 13,129,734 shares,
     outstanding 12,979,734 shares;
     December 31, 2001-issued 13,184,756 shares,
     outstanding 14,632,756 shares, including
     1,598,000 shares issuable by trans.agt.        147,928      146,328
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares        1,000,000    1,000,000
   Additional paid in capital                     3,093,439    2,993,838
   Accumulated deficit                           (1,055,670)  (1,001,069)
   Unrealized loss on inv. securities               (38,350)      (6,000)
                                                ------------ ------------
                                                  3,147,347    3,133,097
                                                ------------ ------------
                                                $ 4,524,951  $ 4,312,238
                                                ============ ============

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED JUNE 30, 2002(UNAUDITED)
                          AND JUNE 30, 2001 (UNAUDITED)
                                                     2002          2001
                                                 ------------- ------------
Revenues
   Investment banking fees and advisory services $     89,897  $   279,500
   Commissions                                         76,415      111,564
   Rebates                                              7,723            -
   Customer driven principal transactions           1,041,008      656,648
   Handling charges and miscellaneous income           10,984      191,279
   Firm trading                                       (50,159)     (69,502)
   Dividends and interest                              70,237       33,548
   Net loss of affiliates                             (35,105)           -
                                                 ------------- ------------
      Total revenue                                 1,211,000    1,203,037
                                                 ------------- ------------
Expenses
   Employee compensation                              511,178      421,241
   Clearance fees                                     144,541      106,399
   Communications and data processing                  31,806       43,804
   Management fees and expenses- shareholder          105,112            -
   Rent                                                49,458       44,037
   Depreciation                                         5,412        4,714
   Professional fees, other fees and licenses         187,554      137,341
   Fees and commissions paid to affiliates             91,600            -
   Interest                                            55,328            -
   General and administrative                          52,771      104,157
                                                 ------------- ------------
      Total expenses                                1,234,760      861,693
                                                 ------------- ------------
Loss before income taxes and extraordinary item       (23,760)     341,344
Corporate income and franchise taxes                   30,840       76,020
                                                 ------------- ------------
Loss before extraordinary item                        (54,600)     265,324
                                                 ------------- ------------
NET LOSS                                              (54,600)     265,324
Accumulated deficit at beginning of period         (1,001,070)    (243,068)
                                                 ------------- ------------
Accumulated deficit at end of period             $ (1,055,670) $    22,256
                                                 ============= ============
Common stock-$.01 par-beg.of pd.                 $    147,828  $   121,268
  Shares issu.-160,000in2002;72,079in2001               1,600          720
  Shares owned by subsid. 150,000 shares               (1,500)      (1,500)
  Shares outstanding at end of pd., 14,632,756
                                                 ------------- ------------
    shares in 2002 and 12,048,835 in 2001        $    147,928  $   120,488
                                                 ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2    $  1,000,000  $ 1,000,000
                                                 ------------- ------------
  Balance at end of period-500,000 shares        $  1,000,000    1,000,000
                                                 ============= ============
Additional paid in capital at beginning of period$  2,993,838  $ 1,884,828
  Additional amounts received during period            99,601          644
                                                 ------------- ------------
  Additional paid in capital at end of period     $  3,093,439  $ 1,885,472
                                                 ============= ============
Unrealized loss on investment securities
   Balance at beginning of period                $     (6,000) $  (579,668)
  Decline in value of investment securities           (32,350)           -
                                                 ------------- ------------
  Balance at end of period                       $    (38,350) $  (579,668)
                                                 ============= ============
Shareholders Equity at end of period             $  3,147,347  $ 2,467,368
                                                 ============= ============
Average number of shares outstanding             14,666,382  11,994,181
Basic and fully diluted income(loss) per share      ($0.00)      $0.02

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                           FOR THE THREE MONTHS ENDED
                    JUNE 30,2002(UNAUDITED)AND2001(UNAUDITED)
                                                          2002           2001
                                                ----------------     ----------
                   Cash flows from operating activities
                     Net income (loss)                   $(54,600)   $265,324
                                                         --------    --------
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                     5,412       5,263
          Compensation and fees not paid in cash           91,200      36,038
          Increase in government securities               145,563      (1,097)
          Increase in receiv. from clearing agent          19,353        (555)
          Increase in other current assets                   (121)     (6,163)
          Increase in accounts payable                   (111,589)    (39,255)
          Increase in brokerage credit balances           362,733     (68,539)
          Increase in income taxes payable                  8,125      68,250
          Increase in deferred rent payable                 4,285       4,285
          Decrease (increase) in equity securities        (70,087)   (127,888)
          Decrease in marketable securities sold short         (4)    (59,442)
          Undistributed (earnings) loss of affiliate       35,105        --
                                                         --------    --------
                    Total adjustments                      489,975   (189,103)
                                                           -------   --------
                  Net cash provided (used) by operations   435,375     76,221
                                                           -------   --------
                Cash flow from investing activities:
             Loan to development stage company                --      (63,789)
             Cash advanced to and invested in investees    (73,000)    (1,300)
             Advances to affiliates                        (87,434)      --
             Cash lent to stockholder                        4,000       --
             Advances to employees                         (45,000)      --
                                                          --------    -------
           Net cash used by investing activities          (201,434)   (65,089)
                                                          --------    -------
        Cash flow from financing activities:
            Net cash remitted to shareholders            (54,668)    (257,116)
            Cash balances-subsidiaries acquired             --        166,259
            Cash collected for capital contributions      10,000      220,750
            Commission payable, investee                 (65,000)        --
                                                       ---------    ---------
          Net cash provided by financial activities     (109,668)     129,893
                                                       ---------    ---------
        Net increase in cash and equivalents             124,273      141,025
        Cash and equivalents, beginning of year          396,803      246,806
                                                       ---------    ---------
        Cash and equivalents, end of period            $ 521,076    $ 387,831
                                                       =========    =========
Supplemental disclosures of cash flow information: Cash paid during the year for:
                                            Interest expense   55,328   12,954
                                                               ======   ======
                                            Income Tax         21,321    7,569
                                                               ======   ======

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

         Income taxes:

The provision for income taxes is computed on the pre-tax income of the Company. Deferred taxes result from the future tax consequences associated with temporary differences between the amounts of assets and liabilities recorded for tax and financial accounting purposes. As the Company on a separate company basis has incurred losses and DSGI has incurred sufficient losses in all preceding years, there are no material federal provisions for income taxes. The Company and its subsidiaries have prepared their tax returns through March 31, 2001 on a separate company basis, but expect to file on a consolidated basis for 2002 and future years. The Company and its subsidiaries file separate state and local tax returns. At March 31,2001 DSGI had a net operating loss carry forward of approximately $34,000 which it used to reduce taxable income earned in 2002, after applying approximately $517,000 to reduce 2001 taxable income. At March 31, 2001 the Company had a net operating loss carry forward of approximately $700,000 available to reduce taxable income earned through 2021 and had a capital loss carry forward of $580,000 available to reduce future capital gains through 2007.

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

During the year ended March 31, 2002,the Company prepared to issue $1,000,000 in new preferred shares in exchange for developmental rights to certain diabetic health products being developed in the Russian Federation, but this issuance was cancelled. Instead Dupont Health Products, Inc. (DHP) a company formed to coordinate the research effort, issued 1,000,000 shares to Dupont Merchant Funding, Inc., an inactive wholly-owned subsidiary of the Company, but did not assign a value to these shares. In addition, the Company, for cash of $31,500,purchased an additional 31,500 shares in DHP. At March 31,2002, the Company and its subsidiaries owned 1,031,500 shares of DHP, a 96.5% interest in the common shares. DHP also has authorized preferred shares, which are convertible to 1,000,000 common shares at the option of the holder to a company which previously held the developmental rights. The preferred shares are convertible into a 50% interest in DHP. In April 2002 additional common shares were issued to officers of the Company and people connected with the development which had the effect of reducing the Company's equity in DHP to about 82%. During the year ended March 31, 2002 the Company recorded its equity ($30,850) in the losses of DHP. The Company in considering its investment in DHP a minority owned company rather than a subsidiary because due to the authorized preferred shares and issuance of shares to others, its control is likely to be temporary.

Note 8.   INVESTMENT IN MARKETABLE SECURITIES

During the year ended March 31, 2001 the Company, in exchange for shares of its stock acquired various interests in various securities which are traded on the bulletin board:
                                            Original March 31, 2001
                                              Cost      Value
Warrants-CDKNET.COM INC. to buy
     254,799 shares at 60 cents a share     $579,668          0
                                             -------   --------
Total                                       $579,668   $      0
                                            ========   ========

Since the cost of these securities exceeded their quoted value at March 31, 2001 by $579,668 a valuation allowance of that amount has been provided. During the year ended March 31, 2002, these warrants expired worthless, and the asset was written off as an extraordinary item.

Property and equipment consist of the following at March 31:

                                 2002       2001
Computer equipment            $126,982   $106,829
Furniture and office equipment  35,593     35,593
                               -------  ---------
Total assets at cost           162,575    142,422
Less accumulated depreciation (125,423)   (99,496)
                               -------  ----------
Net carrying value            $ 37,152 $   42,926
                             ========= ===========



Note 10.   LEASE COMMITMENTS AND DEFERRED RENT

The Company is obligated under an operating lease for office space for a term of 10 years and 4 months with an escalation clause providing for annual increases of minimum rent. In addition to the specified minimum rent, the Company is required to pay 2.1% of the increases in real estate taxes over the base year and must pay for electricity.

At March 31, 2002, the commitment for minimum rental payments was as follows:

         Years ended March 31,

           2003       164,604
           2004       169,542
           2005       176,431
           2006       186,861
           2007       192,745
     Thereafter       631,572
                   ----------
                   $1,521,755

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


Note 12.    OFFICER AND EMPLOYEE STOCK OPTIONS

In February 2000, the Company issued options to officers to purchase up to 625,000 shares of the Company's common stock through February 8, 2005 at a cost of fifty cents a share. All options vested on February 8, 2001. In December 2001, the Company issued options to officers and employees to purchase up to 649,500 shares of the Company's restricted common stock through December 2006 at a cost of fifty cents a share. All options have vested.

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

Note 15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows:

Period -    Year    3 months  3 months     3 months      3 months
           ended      ended     ended        ended         ended
          March 31, March 31, December 31, September 30,  June 30,
            2002      2002       2001         2001          2001

Revenue  $5,125,410 $1,387,850 $1,608,359  $  926,164  $1,203,037

Income (loss) before extraordinary item
           (178,333)  (815,052)   385,825     (14,430)    265,324
Extraordinary item
           (579,668)  (579,668)
Net income (loss)
         $ (758,001) $(235,384) $ 385,825   $ (14,430)  $ 265,324
Shares outstanding
         13,143,028 14,612,256 13,516,014   12,469,116 11,994,181
Income (loss)per share
  Before extraordinary item
            $(0.01)    $(0.06)    $ 0.03       $0.00      $0.02
  Extraordinary item
             (0.04)     (0.04)
  Net       $(0.06)    $(0.02)    $ 0.03       $0.00      $0.02

            2001      2001       2000         2000          2000

Revenue  $3,305,942  $ 881,404  $ 612,986  $1,548,090    $263,462

Net income(loss)
           (148,548)  (441,226)  (368,117)    919,298    (258,503)

Shares outstanding:

          7,992,705  9,233,499  9,023,163   8,731,985   4,976,355

Net income(loss)per share

            $(0.02)   $(0.05)    $(0.04)      $ 0.11     $(0.05)

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