Form 10QSB
period 2002-09-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2002-11-14
CIK 807904

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

                         Commission file number 0-15900

                    For the Quarter ended September 30, 2002.

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

At  September  30,  2002,  there  were  15,061,800  shares of  common  stock and
equivalents  issued  and  outstanding,   and  500,000   nonvoting,   redeemable,
convertible (2:1) Series C Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year, ended 03/31/2002, were $5,113,904. The revenues for the most recent fiscal quarter were $1,459,753 (excluding the net income or loss of minority owned affiliates) and $1,246,108 (similarly computed) for the quarter ended June 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The contents of the following documents filed by the Company with the Securities and Exchange Commission (the "Commission" or "SEC") are incorporated by reference into this Interim Report on Form 10-QSB by reference and shall be deemed to be a part hereof:

Annual Reports, and all amendments thereto, on Forms 10-KSB for F/Yrs/Es 03/31/02 dated 06/28/02; 03/31/01 dated 06/29/01; and for F/Y/E 03/31/00 dated
August 8, 2000.
Report SC 14F1 dated February 25, 2000.
All Current Reports on Forms 8-K, and amendments thereto, dated after April 20, 1999. All amendments to such Current Reports on Forms 8-K which have been, or that are, subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act.
Interim Reports on Forms 10-QSB dated, August 15, 2000, November 14, 2000, February 14, 2001, August 14, 2001, November 14, 2001, February 14, 2002, and August 14, 2002, for the fiscal periods ended approximately forty-five (45) days earlier.

ITEM 1 (ITEM 310(b) of REGULATION S-B).  FINANCIAL STATEMENTS.

The financial statements required to be set forth in this Item precede and accompany this narrative description. The balance sheets as of September 30, 2002, and as of March 31, 2002 (the end of the last completed fiscal year) are presented and the changes discussed. The income statements for the September 30th quarter, and the comparable year-earlier period, are presented and the comparable results are discussed below.
                        DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2002(UNAUDITED) AND MARCH 31, 2002
                                                SEPTEMBER 30   MARCH 31
                                                    2002         2002
                                                (Unaudited)
                                                ------------ ------------
                                     ASSETS
Current Assets
   Cash, brokerage clearing accounts            $   238,328  $   227,910
   Cash, other                                       81,967      168,893
   Cash, tradeable certificates of deposit          479,605            -
   Due from clearing agents                          10,813       37,298
   Due from stockholders                            197,837      203,699
   Trading marketable equity securities             300,000      269,008
   Government securities, at market value           787,259    1,007,569
   Receivable from investee affiliate               110,474       20,836
   Prepaid expenses and other current assets             70       18,698
                                                ------------ ------------
     Total current assets                         2,206,353    1,953,911
                                                ------------ ------------
Property and equipment at cost                      162,575      162,575
   Less accumulated depreciation                   (136,247)    (125,423)
                                                ------------ ------------
                                                     26,328       37,152
                                                ------------ ------------
Other Assets
   Investment in affiliates-equity                   22,430      130,346
   Investment in affiliates-goodwill                119,603            -
   Notes receivable stockholders-6% 2/28/03       1,000,000    1,000,000
   Restricted investment securities               1,054,320    1,102,400
   Investment in marketable securities               11,750       16,500
   Due from employee-noncurrent                      83,500            -
   Rent security deposit                             71,929       71,929
                                                ------------ ------------
                                                  2,363,532    2,321,175
                                                ------------ ------------
                                                $ 4,596,213  $ 4,312,238
                                                ============ ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses        $   406,544  $   562,547
   Payable to clearing broker                       770,187      282,079
   Settlement payable within one year                76,389            -
   Commission payable to affiliate                        -       65,000
   Corp. inc. and franch. taxes payable              28,396       42,271
   Marketable securities sold short                   5,334        5,278
                                                ------------ ------------
     Total current liabilities                    1,286,850      957,175
                                                ------------ ------------
Noncurrent liability-settlementdueafteroneyear       34,722            -
                                                ------------ ------------
Deferred rent payable                               230,536      221,966
                                                ------------ ------------
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     September 30, 2002-issued 15,061,800 shares,
     outstanding 14,911,800 shares;
     March 31, 2002-issued 13,184,756 shares,
     outstanding 14,632,756 shares, including
     1,598,000 shares issuable by trans.agt.        149,118      146,328
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares        1,000,000    1,000,000
   Additional paid in capital                     3,142,249    2,993,838
   Accumulated deficit                           (1,194,432)  (1,001,069)
   Unrealized loss on inv. securities               (52,830)      (6,000)
                                                ------------ ------------
                                                  3,044,105    3,133,097
                                                ------------ ------------
                                                $ 4,596,213  $ 4,312,238
                                                ============ ============

                        DUPONT DIRECT FINANCIAL HOLDINGS INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND CHANGES IN STOCKHOLDERS' EQUITY
              OR THE SIX MONTHS ENDED SEPTEMBER 30,2002(UNAUDITED)AND 2001
                                                        (UNAUDITED)
                                                     2002          2001
                                                 ------------- ------------
Revenues
   Investment banking fees and advisory services $     98,239  $   279,500
   Commissions                                        141,354      111,564
   Rebates                                             13,918            -
   Customer driven principal transactions           2,364,792      656,648
   Handling charges and miscellaneous income           23,099      191,279
   Firm trading                                       (50,573)     (69,502)
   Dividands and interest                             115,032       33,548
   Net loss of affiliates                             (61,313)           -
                                                 ------------- ------------
      Total revenue                                 2,644,548    1,203,037
                                                 ------------- ------------
Expenses
   Employee compensation                              914,680      421,241
   Clearance fees                                     304,039      106,399
   Communications and data processing                 142,733       43,804
   Management fees and expenses- shareholder          436,892            -
   Rent                                               100,702       44,037
   Depreciation                                        10,824        4,714
   Professional fees, other fees and licenses         261,305      137,341
   Fees and commissions paid to affiliates-net        260,566            -
   Interest                                           121,225            -
   Settlement                                         199,701            -
   General and administrative                          75,886      104,157
                                                 ------------- ------------
      Total expenses                                2,828,553      861,693
                                                 ------------- ------------
Income (loss) before income taxes                    (184,005)     341,344
Corporate income and franchise taxes                    9,357       76,020
                                                 ------------- ------------
Income (Loss) before extraordinary item              (193,362)     265,324
                                                 ------------- ------------
NET INCOME (LOSS)                                    (193,362)     265,324
Accumulated deficit at beginning of period         (1,001,070)    (243,068)
                                                 ------------- ------------
Accumulated deficit at end of period             $ (1,194,432) $    22,256
                                                 ============= ============
Common stock-$.01 par-beg.of pd.                 $    147,828  $   121,268
  Shares issu.-279,000in2002;72,079in2001               2,790          720
  Shares owned by subsid. 150,000 shares               (1,500)      (1,500)
  Shares outstanding at end of pd., 14,911,800
                                                 ------------- ------------
    shares in 2002 and 12,048,835 in 2001        $    149,118  $   120,488
                                                 ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2    $  1,000,000  $ 1,000,000
                                                 ------------- ------------
  Balance at end of period-500,000 shares        $  1,000,000    1,000,000
                                                 ============= ============
Additional paid in capital at beginningofperiod  $  2,993,838  $ 1,884,828
  Additional amounts received during period           148,411          644
                                                 ------------- ------------
  Aditional paid in capital at end of period     $  3,142,249  $ 1,885,472
                                                 ============= ============
Unrealized loss on investment securities
   Balance at beginning of period                $     (6,000) $  (579,668)
  Decline in value of investment securities           (46,830)           -
                                                 ------------- ------------
  Balance at end of period                       $    (52,830) $  (579,668)
                                                 ============= ============
Shareholders Equity at end of period             $  3,044,105  $ 2,467,368
                                                 ============= ============
Average number of shares outstanding             14,774,734  11,994,181
Basic and fully diluted income(loss) per share      ($0.01)      $0.02

                         DUPONT DIRECT FINANCIAL HOLDINGS INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND CHANGES IN RETAINED EARNINGS (DEFICIT)
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          2002            2001
                                                     (UNAUDITED)     (UNAUDITED)
Revenues
Investment banking fees and advisory fees ........   $     8,342    $   250,279
Commissions and rebates ..........................        71,134        227,385
Customer driven principal transactions ...........     1,323,784        583,414
Handling charges and miscellaneous income ........        12,115         53,755
Firm trading and inventory adjustments - net .....          (414)      (207,673)
Dividends and interest ...........................        44,792         19,004
Net income (loss) of minority owned affiliates ...       (26,208)        40,045
                                                     -----------    -----------
      Total revenue                                    1,433,545         966,209
                                                  --------------   -------------
Expenses
Employee compensation ..................................     403,502     429,873
Clearance fees .........................................     159,498     110,539
Communications and data processing .....................     110,927      65,192
Management fees paid to stockholder ....................     331,780        --
Rent ...................................................      51,244      45,379
Depreciation ...........................................       5,412       7,071
Fees and licenses ......................................      73,391     116,412
Fees and commissions paid to minority affiliate ........     168,966     154,000
Settlement expense .....................................     199,701        --
Interest ...............................................      65,897      16,562
General and administrative .............................      23,471      55,611
                                                             -------     -------
      Total expenses                                       1,593,789   1,000,639
                                                       -------------------------
Income (loss) before income taxes ..................     (160,244)      (34,430)
Corporate income and franchise taxes (credit) ......      (21,482)      (20,000)
                                                         --------      --------
NET INCOME (LOSS) ..................................     (138,762)      (14,430)
Retained earnings(accumulated deficit)at July 1 ....   (1,055,670)       22,256
                                                       ----------    ----------
Retained earnings(accumulated deficit)atSeptember30    (1,194,432)   $     7,826
                                                    ==============   ===========
Average number of shares outstanding                  14,881,909      12,469,116
Net income (loss) per common share outstanding           ($0.01)       ($0.00)

                        DUPONT DIRECT FINANCIAL HOLDINGS INC.
                        STATEMENTS OF CONSOLIDATED CASH FLOW
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30,2002
                        (UNAUDITED)AND 2001(UNAUDITED)
                                                         2002              2001
                                              ------------------  --------------
Cash flows from operating activities
  Net income (loss)                          $         (193,362)  $     265,324
                                         -    ------------------  --------------
  Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ......................       10,824         5,263
Compensation and fees not paid in cash .............       91,200        36,038
Decrease in government securities ..................      220,310        (1,097)
Decrease in receiv.from clearing agent .............       26,485          (555)
Decrease in other current assets ...................          128        (6,163)
Decrease in accounts payable .......................      (73,413)      (39,255)
Increase in brokerage credit balances ..............      405,518       (68,539)
Decrease in income taxes payable ...................      (13,875)       68,250
Increase in deferred rent payable ..................        8,570         4,285
Increase in marketable equity securities ...........      (24,992)     (127,888)
Decrease in marketable securities sold short .......           56       (59,442)
Undistributed (earnings) loss of affiliate .........       61,313          --
Increase in accrued settlement liability ...........      111,111          --
Common stock issued for settlement .................       50,000          --
                                                         --------      --------
    Total adjustments                                     873,235      (189,103)
                                              -------------------  -------------
  Net cash provided (used) by operations                  679,873         76,221
                                              -------------------  -------------
Cash flow from investing activities:
Loan to development stage company ..................         --         (63,789)
Cash advanced to and invested in investees .........      (73,000)       (1,300)
Advances to affiliates .............................      (89,638)         --
Cash repaid by stockholder .........................       59,330          --
Advances to employees ..............................      (65,000)         --
                                                -------------------  -----------
  Net cash used by investing activities                  (168,308)      (65,089)
                                                -------------------  -----------
Cash flow from financing activities:
Net cash remitted to shareholders ..................      (53,468)     (257,116)
Cash balances-subsidiaries acquired ................         --         166,259
Cash collected for capital contributions ...........       10,000       220,750
Payment of commission liability to investee ........      (65,000)         --
                                                -------------------  -----------
  Net cash (used)provided by financial activities        (108,468)       129,893
                                               -------------------  ------------
Net increase in cash and equivalents ...............       403,097       141,025
Cash and equivalents, beginning of year ............       396,803       246,806
                                                           -------       -------
Cash and equivalents, end of period             $          799,900   $   387,831
                                               ===================  ============
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest expense                              $          121,225   $    12,954
                                                ===================  ===========
  Income Tax                                    $           21,321   $     7,569
                                                ===================  ===========

ITEM 2 (ITEM 303 of REGULATION S-B).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

B. FINANCIAL RESULTS OF OPERATIONS.

During the six month period ended September 30, 2002, that is, since the close of the last fiscal year, the Company has continued to grow its assets and improve its overall financial condition. Total assets grew to $4,596,000 (rounded) from $4,312,000 (rounded), an increase of $284,000, or at an annualized rate of 13.2%. Net tangible assets were $2,924,502, or approximately $0.20 per common share.

During the fiscal quarter began July 1, 2002 and ended September 30, 2002, the consolidated Company had revenues of $1,460,000 (rounded) and a net loss of $134,000 (rounded) before taxes. On a per share basis this computes to a loss of $0.01 per share. This compares revenues of $966,200 which computed to a breakeven result in the year-earlier period.

The entire loss on a net operating result basis, however, is attributable in more than its entirety to the recognition of the total cost of a litigation settlement during the quarter, even though the small periodic payments will be spread out for the seventeen months after the quarter under report. See the discussion of litigation in Part II hereof, below.

Moreover, per share results of operations are also burdened against the year-earlier period by the issuance of an additional 2,413,000 (rounded, based on weighted averages) shares. Almost all of this increase in issued stock relates to matters under development that are expected and anticipated to produce liquid assets and contributions to operating results in future periods after September 30, 2002. Thus, while the issuance of the additional stock is substantial, the dilutive effects on earnings is negligible and the beneficial effects have not yet been realized.


The largest component of revenues was derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $1,323,800 (rounded). This revenue component more than doubled, from $583,400 (rounded), up $740,400 (rounded) over the same period at September 30, 2001, an increase of 127%.

Customer-driven riskless principal transactions themselves have two primary components. Both components individually more than doubled over the year-earlier period.

The first component of customer-driven riskless principal revenue stems from a yield enhancement program offered to institutional investors with a portion of assets dedicated to investment in government zero-coupon bonds. Through its Native American investment affiliate the Company provides these clients a means to improve returns on that portion of their portfolios by taking advantage of market anomalies through the trading of different, substantially identical, series of zero coupon bonds. The Company's clients now have approximately $175,000,000 invested in this program. To the best of the Company's knowledge and information, this zero coupon based yield enhancement program is unique. Although the zero coupon securities market is somewhat thin in comparison to some other fixed income government securities market segments, the Company is capable of enlarging this program to the extent of and beyond any remotely conceivable client demand. The Company expects the yield enhancement program to continue to grow ever larger, ever more rapidly, without any significant increase in costs, other than direct costs, or capital investment.

The second component of customer-driven riskless principal transactions is based upon the Company's brokered deposit business, more commonly known as the brokered CD (Certificate of Deposit) business. This is a business line that exists
to  service   financial   institutions  such  as  banks  and  savings  and  loan
associations to attract deposits at the lowest possible costs. While the relationship of deposits to the operation of a bank or savings and loan is beyond the scope of this report, suffice it to say that there is a ready and robust demand for deposits, and CD instruments with many features pursuing them. The Company engages in the brokered deposit business on primarily a wholesale basis, and typically maintains an inventory of CD instruments. To a lesser extent, the Company also places CDs with end users, i.e., individual retail customers. The Company is pleased with the development of its brokered deposit business, an expansion of it is expected and planned in the forthcoming fiscal quarters. A small capital expenditure for additional physical facilities may be required to accomplish this growth.

There are no other known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

All of the Company's liquidity requirements during the quarter were met by internal sources, and are expected to be met by such internal sources throughout the remainder of the current fiscal year which ends on March 31, 2003.

The Company made no material commitments for capital expenditures during the quarter and does not expect to do so during the balance of the fiscal year.

The upward trend in customer-driven riskless principal revenue, and both components thereof, is reasonably expected to continue and reasonably expected to have a material impact on the net sales or revenues or income from continuing operations, although the precise timing and magnitude of these trends is uncertain.

Other than the litigation settlement expense mentioned above, there were no significant elements of income or loss that did not arise from continuing operations.

Other than the growth in the customer-driven riskless principal revenue and direct expenses related thereto, the other material changes from the year-earlier period in other line items of the Company's financial statements, namely decreases in investment banking revenue and equity commissions, are attributable in the opinion of Company management to the continued long, steep decline in the equity stock market, and the cumulative effects of that decline.


The Company's business does not typically have any seasonal aspects that have a material effect on the Company's financial condition or results of operations.

C. BACKGROUND.

The Company is a Georgia corporation formed in 1980.1 From its organization, the Company's business consisted of a chain of retail import stores in Georgia, South Carolina and Alabama; they offered a wide assortment of home furnishings imported principally from the orient. The Company also offered domestically manufactured solid brass beds, home furnishings and gifts. The Company conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

After pursuing its business for several years, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code on March 16, 1989. This proceeding was filed with the U.S. Bankruptcy Court for the Northern District of Georgia. On September 10, 1990, the Company's Chapter 11 case was voluntarily converted to a case in Chapter 7, which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Company's creditors. On July 14, 1995 the Company's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the conversion of the Company's Chapter 11 case to a case under Chapter, the Company had no assets, liabilities, management or ongoing operations and had not engaged in any business activities since September 10, 1990.

The Company remained inactive until June 1998 when its stockholders approved a plan of reorganization. This plan of reorganization called for the Company to seek a suitable business combination. The Company decided to pursue the simplest form of business combination commonly known as a "reverse takeover." In a reverse takeover transaction, the Shareholders of a privately-held company exchange their private company shares for newly issued stock of the public company. As a result of the transaction, the privately-held company becomes a wholly-owned subsidiary of the public company and due to the large number of public company shares that are customarily issued to Shareholders the privately -held company, those Shareholders end up with a controlling interest in the public company and are then free to appoint their own slate of officers and directors.



---------1
The Company's organizational and business operating history prior to early 1999 is not known personally by anyone in current management. It is reconstructed from documents handed down by former Company officials and prior public filings.

The Company's first attempt to complete a reverse takeover transaction failed. The second attempt has resulted in the emergence of the Company substantially as presently constituted. Pursuant to that reverse takeover transaction, the Company transformed itself from a dormant company without any significant business or operations into a financial services holding company owning several operating businesses and several substantial investments.

The principal operating business during the September 30, 2002, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Asset Management LLC (WAM), Wavecount Futures, Inc. ("Futures"),Wavecount Advisory Services, Inc. (WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47.5%) interest in Native American Financial Services Company ("NAFSCO").2 NASFCo owns


--------

2 With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses has been included in the Company's Annual, Interim and Current Reports on Forms 10-KSB, 10-QSB, and 8-K filed since on or about February 8, 2000. Those discussions are incorporated herein by reference as fully as though they were set forth here verbatim. NAFSCo is oriented toward the development of financial services relations with the many Native American Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation, not only in population and land area, but in secured Trust Funds as well. The Company is also involved with the Navajo Nation's political subdivisions for the financing of badly-needed municipal infrastructure such as schools and hospitals, and with the management of its Trust Funds provided by the United States government in connection with the resettlement of the Members (or their ancestors) from their native lands. The Company also expects to enjoy the benefits of a significant amount of "directed" retail equity stock and fixed income commission business. This means that the institutional money mangers who control the investments of the Trust Funds will be strongly encouraged, if not required, to place a significant amount of the transactions for their Native American funds through a minority-owned, and particularly Native American minority-owned, firm such as NASCo.

100% of a broker-dealer named Native American Securities Company (NASCo) that is managed exclusively by the Company. The Company also owns 100% of an inactive broker-dealer known as American International Securities (AIS).

D. THE OPERATING COMPANIES.

1. Dupont Securities Group, Inc.

Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business.3

DSGI has a direct clearing arrangement with the Bank of New York, as the acquirer of Schroder & Co., Inc.'s clearing agent subsidiary, in order to carry on and maintain certain of its institutional fixed income and all of its retail equity

--------

3 DSGI is registered as a broker-dealer with the Securities and Exchange Commission (SEC) pursuant to section 15 of the Securities Exchange Act of 1934,('34 Act or Exchange Act), and is a member of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board (MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). As a result of these various qualifications, it is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its retail equity business in some 48 domestic jurisdictions.

DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market- making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letters provided by BNY Clearing, and Prudential's clearing subsidiary, Wexford, Inc.

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

DSGI has also placed most of its institutional fixed income portion of its business with Prudential Securities Incorporated's (Prudential or PSI) wholly-owned Wexford Clearing Services Corporation (Wexford or WCSC), another world- renowned financial services company with a stature at least equal to that of BNY.

DSGI also specializes in providing Fixed Income execution services to small dealers without their own bond desks or by providing expertise to other bond traders in specialized securities. DSGI's staff4 has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

DSGI is a member of the NASD operating under Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services.

--------

4 Each of the Company's senior managers has over 20 years of investment experience, particularly Fixed Income. The senior managers have an established clientele of institutional investors and individual investors who require a wide variety of analytical and brokerage services, and that demand hands-on trading and order execution capabilities that are not generally available through similar- sized competitive firms in the securities brokerage, commodities brokerage and investment banking industries.

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

2. Native American Securities Company.

As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. This business is conducted by DIRX through its 47.5% investment in Native American Financial Services Co. (NAFSCo), that itself owns 100% of Native American Securities Company, an SEC registered, NASD member, $5,000 net capital broker-dealer. This portion of DIRX' business is now visible in the consolidated financial statements as "minority-owned investment affiliates."

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

The Company acquired EBAS for the purpose of housing within it certain business lines that for practical business reasons, such as market acceptability and risk management, it did not and does not wish to develop within DSGI or NASCo. The opportunity to develop this business line available and apparent to the Company at the time it acquired AIS/EBAS disappeared when regulatory approval for the change in ownership was delayed. AIS/EBAS has thus been inactive since its acquisition.


PART II.                   OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS (Item 103 of Regulation S-B).

As of September 30, 2002, several legal proceedings, including proceedings before arbitral forums, have been initiated and are proceeding against the Company or its subsidiaries, and, or in the alternative, sometimes certain officers (primarily Messrs. Strausberg and Parsons) in the normal course of its business. Almost all of these proceedings are frivolous and were brought when the claimants learned that the Company was no longer dormant and might be a "deep pocket" for claims that are otherwise meritless as to the Company. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously.

Pursuant to Item 103 of Regulation S-B the following matter may be required to be specifically disclosed.

The Company and its DSGI subsidiary are defendants in a civil action in the Supreme Court of New York for New York County styled Kisiel, et al. vs. Dupont Direct Financial Holdings, Inc., et al. The suit seeks to hold the defendants liable for the judgment debt of a former employer of two of its officers and directors, Messrs. Strausberg and Parsons, based on theories that the Company is the successor in interest to the former employer, or is the recipient of assets of the former employer fraudulently conveyed to it, or is otherwise somehow liable. The action was initiated in late April 2002. The underlying judgment debt of the former employer for which the plaintiff seeks to hold the Company liable is for in excess of $32,000,000. The underlying judgment debt is based on facts which occurred before 1995, well before Messrs. Strausberg and Parsons had even heard of the former employer, and at a time when the Company was inactive. No assets were conveyed to the Company by the former employer of Messrs. Strausberg and Parsons.

There are no other matters that may be required to be specifically identified pursuant to Item 103 of Regulation S-B.

The Company owns two broker-dealers registered with the SEC, and manages a third. The SEC has, in large part, delegated ordinary, day-to-day oversight of broker-dealers to the self-regulatory organizations of the stock market, i.e., the stock exchanges and the NASD. The Designated Examining Authority (DEA) for all of the dealers is the NASD. The dealers are subject to routine examination at any time by both the SEC and the NASD, although they are subject to cyclical routine examinations by the NASD, usually every two years. As a regular matter in the ordinary course the dealers receive regulatory inquiries on a wide range of securities industry subjects several times a year. The dealers are also subject to the regulatory authority of every state jurisdiction in which they are registered. If the dealers fail to comply with applicable laws and regulations, they may face penalties or other sanctions that may be detrimental to business. That is, for an alleged failure to comply with an applicable law or regulation, government regulators and self regulatory organizations may institute administrative or judicial proceedings against the Company that could result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the loss of status as a broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. It would not be unusual for the Company to settle such matters without respect to the underlying merits of the allegations since it would unduly tax the Company's executive and staff resources to contest such allegations, even though the Company may well not be culpable in such situations. The imposition of any material penalties or orders on any of the dealers could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None.

ITEM 5.  OTHER INFORMATION.

In its Form 10-KSB for the period ended March 31, 2002, and filed on or about June 28, 2002, the Company reported that its Chairman and President, Randy Strausberg, had become ill with a condition known as myleodisplasia, and that he would be required to take a medical leave of absence beginning sometime in the current quarter. This has in fact occurred, and Mr. Strausberg was on leave during most of the current quarter, although he has been sporadically able to devote some attention to the business. This illness is treated in much the same manner as leukemia, and Mr. Strausberg is now expected to undergo a bone marrow transplant before the calendar end of 2002. The prognosis for Mr. Strausberg is good. Under the best of circumstances, however, Mr. Strausberg should not be expected to return substantially to full-time work before late 2003. In the meantime, his duties and responsibilities continue to be assumed by other members of senior management.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

For the period covered by this Report, there are no exhibits required by Item 601 of Regulation S-B.

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES.

In accordance with the requirements of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, duly authorized.


Dupont Direct Financial Holdings, Inc.




/s/
--------------------------------------------

David W. Parsons, Director and Secretary

November 13, 2002