Form 10QSB
period 2002-12-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2003-02-14
CIK 807904

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

                         Commission file number 0-15900

                    For the Quarter ended December 31, 2002.

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

At  December  31,  2002,  there  were  15,311,800  shares  of  common  stock and
equivalents  issued  and  outstanding,   and  500,000   nonvoting,   redeemable,
convertible (2:1) Series C Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year, ended 03/31/2002, were $5,113,904. The revenues for the most recent fiscal quarter were $1,068,593, and $1,459,753 for the quarter ended September 30, 2002.

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

Interim Reports on Forms 10-QSB dated, August 15, 2000, November 14, 2000, February 14, 2001, August 14, 2001, November 14, 2001, February 14, 2002, August 14, 2002, and November 13, 2002, for the fiscal periods ended approximately forty-five (45) days earlier.

FORM 10-QSB ITEM 1. (ITEM 310(b) of REGULATION S-B).
                              FINANCIAL STATEMENTS.

The financial statements required to be set forth in this Item precede and accompany this narrative description. The balance sheets as of December 31, 2002, and as of March 31, 2002 (the end of the last completed fiscal year) are presented and the changes discussed. The income statements for the December 31st quarter, and the comparable year-earlier period, are presented and the comparable results are discussed below.

                         DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2002 AND MARCH 31, 2002
                                                DECEMBER 31    MARCH 31
                                                    2002         2002
                                                (Unaudited)
                                                ------------ ------------
                                ASSETS
Current Assets
   Cash, brokerage clearing accounts            $     1,268  $   227,910
   Cash, other                                       75,251      168,893
   Cash, tradeable certificates of deposit          775,296            -
   Due from clearing agents                          28,953       37,298
   Due from stockholders                            452,287      203,699
   Trading marketable equity securities             313,932      269,008
   Government securities, at market value           688,010    1,007,569
   Receivable from investee affiliate               110,474       20,836
   Interest receivable                               70,000            -
   Receivable from employees                         85,888            -
   Prepaid expenses and other current assets          8,430       18,698
                                                ------------ ------------
     Total current assets                         2,609,789    1,953,911
                                                ------------ ------------
Property and equipment at cost                      162,575      162,575
   Less accumulated depreciation                   (141,659)    (125,423)
                                                ------------ ------------
                                                     20,916       37,152
                                                ------------ ------------
Other Assets
   Investment in affiliates-equity                   15,121       10,743
   Investment in affiliates-goodwill                119,603      119,603
   Notes receivable stockholders-6% 2/28/03       1,000,000    1,000,000
   Restricted investment securities               1,012,800    1,102,400
   Investment in marketable securities                7,750       16,500
   Rent security deposit                             71,929       71,929
                                                ------------ ------------
                                                  2,227,203    2,321,175
                                                ------------ ------------
                                                $ 4,857,908  $ 4,312,238
                                                ============ ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses        $   332,132  $   562,547
   Payable to clearing broker                     1,073,059      282,079
   Loan to subsidiary of investee affiliate          22,000      (65,000)
   Settlement payable within one year                83,333            -
   Corp. inc. and franch. taxes payable              26,766       42,271
   Marketable securities sold short                   5,285        5,278
                                                ------------ ------------
     Total current liabilities                    1,542,575      957,175
                                                ------------ ------------
Noncurrent liability-settlementdueafteroneyear       13,889            -
                                                ------------ ------------
Deferred rent payable                               234,821      221,966
                                                ------------ ------------
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     December 31, 2002-issued 15,311,800 shares,
     outstanding 15,166,800 shares;
     March 31, 2002-issued 13,184,756 shares,
     outstanding 14,632,756 shares, including
     1,598,000 shares issuable by trans.agt.        151,668      146,328
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares        1,000,000    1,000,000
   Additional paid in capital                     3,177,274    2,993,838
   Accumulated deficit                           (1,163,969)  (1,001,069)
   Unrealized loss on inv. securities               (98,350)      (6,000)
                                                ------------ ------------
                                                  3,066,623    3,133,097
                                                ------------ ------------
                                                $ 4,857,908  $ 4,312,238

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED DECEMBER 31,2002 AND 2001
                                                     2002          2001
                                                 (unaudited)   (unaudited)
                                                 ------------- ------------
Revenues
   Investment banking fees and advisory services $    100,873  $   779,779
   Commissions                                        239,035      479,827
   Rebates                                             23,253            -
   Customer driven principal transactions           3,219,789    2,392,760
   Handling charges and miscellaneous income           39,074      237,064
   Firm trading                                       (76,491)    (233,488)
   Dividands and interest                             236,230       81,617
   Net (loss)income of affiliates                     (68,622)       6,613
                                                 ------------- ------------
      Total revenue                                 3,713,141    3,744,172
                                                 ------------- ------------
Expenses
   Employee compensation                            1,260,475    1,485,538
   Clearance fees                                     484,771      376,597
   Communications and data processing                 201,368      186,162
   Management fees and expenses- shareholder          436,892            -
   Rent                                               152,454      137,515
   Depreciation                                        16,236       18,856
   Professional fees, other fees and licenses         362,526      156,008
   Fees and commissions paid to affiliates-net        424,992      432,590
   Interest                                           193,390       58,314
   Settlement                                         200,690            -
   General and administrative                         130,586      196,763
                                                 ------------- ------------
      Total expenses                                3,864,380    3,048,343
                                                 ------------- ------------
Income (loss) before income taxes                    (151,239)     695,829
Corporate income and franchise taxes                   11,660       59,110
                                                 ------------- ------------
NET INCOME (LOSS)                                    (162,899)     636,719
Accumulated deficit at beginning of period         (1,001,070)    (243,068)
                                                 ------------- ------------
Accumulated deficit at end of period             $ (1,163,969) $   393,651
                                                 ============= ============
Common stock-$.01 par-beg.of pd.                 $    147,828  $   121,268
  Shares issu.-534,000in2002;2,450,879in2001            5,340       24,509
  Shares owned by subsid. 150,000 shares               (1,500)      (1,500)
  Shares outstanding at end of pd., 15,166,800
                                                 ------------- ------------
    shares in 2002 and 12,048,835 in 2001        $    151,668  $   144,277
                                                 ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2    $  1,000,000  $ 1,000,000
                                                 ------------- ------------
  Balance at end of period-500,000 shares        $  1,000,000    1,000,000
                                                 ============= ============
Additional paid in capital at beginningofperiod  $  2,993,838  $ 1,884,828
  Additional amounts received during period           183,436    1,078,816
                                                 ------------- ------------
  Aditional paid in capital at end of period     $  3,177,274  $ 2,963,644
                                                 ============= ============
Unrealized loss on investment securities
   Balance at beginning of period                $     (6,000) $  (579,668)
  Decline in value of investment securities           (92,350)           -
                                                 ------------- ------------
  Balance at end of period                       $    (98,350) $  (579,668)
                                                 ============= ============
Shareholders Equity at end of period             $  3,066,623  $ 3,921,904
                                                 ============= ============
Average number of shares outstanding             14,843,825  13,516,614
Basic and fully diluted income(loss) per share      ($0.01)      $0.03

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND CHANGES IN RETAINED EARNINGS (DEFICIT)
                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                            2002        2001
                                                        (UNAUDITED) (UNAUDITED)
Revenues
Investment banking fees and advisory fees             $     2,634   $   250,000
Commissions and rebates                                   107,016       140,878
Customer driven principal transactions                    854,997     1,152,698
Handling charges and miscellaneous income                  15,975        42,863
Firm trading and inventory adjustments - net              (25,918)       36,687
Dividends and interest,incl.$55,000 adj.in 2002           121,198        29,065
Net income (loss) of minority owned affiliates             (7,309)      (33,432)
                                                      -----------   -----------
      Total revenue                                     1,068,593     1,618,759
                                                   -------------   -------------
Expenses
Employee compensation                                     345,795       634,424
Clearance fees                                            180,732       159,659
Communications and data processing                         58,635        77,166
Rent                                                       51,752        48,100
Depreciation                                                5,412         7,071
Fees and licenses, including $103,510 aff.in2001          102,210       104,338
Fees and commissions paid to minority affiliate           164,426       100,940
Interest                                                   72,165        30,820
General and administrative                                 54,700        67,125
                                                            -------    -------
      Total expenses                                    1,035,827     1,229,643
                                                     -------------- ------------
Income (loss) before income taxes                          32,766       389,116
Corporate income and franchise taxes (credit)               2,303         3,291
                                                     ---------------------------
NET INCOME                                                 30,463       385,825
Retained earnings(accumulated deficit)atOctober 1      (1,194,432)        7,826
                                                      -----------   -----------
Retained earnings(accumulated deficit)atDecember 31    (1,163,969) $    393,651
                                                  ==============   =============
Average number of shares outstanding                   14,981,257    13,516,614
Net income (loss) per common share outstanding            $0.00       $0.03

>


                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
               FOR THE NINE MONTHS ENDED DECEMBER 31,2002 AND 2001
                                                         2002             2001
                                                       (unaudited)   (unaudited)
                                                       ---------- --------------
Cash flows from operating activities
  Net income (loss)                                $     (162,902)      636,719
                                                    ----------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                               16,236       20,503
Compensation and fees not paid in cash                     128,775       38,538
Decrease in government securities                          319,559     (232,796)
Decrease in receiv.from clearing agent                       8,345     (143,068)
Decrease in other current assets                            (7,470)      (8,236)
Decrease in accounts payable                              (231,175)      65,275
Increase in brokerage credit balances                      790,980       (7,120)
Decrease in income taxes payable                           (15,504)      45,970
Increase in deferred rent payable                           12,855       12,855
Increase in marketable equity securities                   (38,924)       9,962
Decrease in marketable securities sold short                     7      (81,682)
Undistributed (earnings) loss of affiliate                  68,622       (6,613)
Increase in accrued settlement liability                    97,222         --
Common stock issued for settlement                          50,000     (250,000)
Increase in interest receivable                            (70,000)        --
                                                          --------     --------
Total adjustments                                        1,129,528     (536,412)
                                                      --------------------------
  Net cash provided (used) by operations                   966,626      100,307
                                                      --------------------------
Cash flow from investing activities:
Loan to development stage company                           --          (75,289)
Advances to affiliates                                  (132,638)        (4,900)
Cash paid for property and equipment                        --          (20,153)
Cash repaid by stockholder                              (248,588)          --
Advances to employees                                    (67,388)          --
Investment in affiliates                                 (73,000)          --
                                                        --------       --------
  Net cash used by investing activities                 (521,614)      (100,342)
                                                   ---------------  ------------
Cash flow from financing activities:
Net cash remitted to shareholders                             --       (635,507)
Cash balances-subsidiaries acquired                           --        166,259
Cash collected for capital contributions                    10,000      351,211
Payment of commission liability to investee                   --           --
                                                          --------     --------
  Net cash (used)provided by financial activities           10,000     (118,037)
                                                      -------------- -----------
Net increase in cash and equivalents                      455,012      (118,072)
Cash and equivalents, beginning of year                   396,803       246,806
                                                         --------      --------
Cash and equivalents, end of period                $      851,815   $   128,734
                                                      ===============  =========
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest expense                                 $      193,390   $    58,314
                                                      ===============  =========
  Income Tax                                       $       27,049   $    11,321
                                                      ===============  =========

FORM 10-QSB ITEM 2.(ITEM 303 of REGULATION S-B).

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

B.   FINANCIAL RESULTS OF OPERATIONS.

During the nine month period ended December 31, 2002, that is, since the close of the last fiscal year, the Company has continued to grow its assets and improve its overall financial condition. Total assets grew to $4,858,000 (rounded) from $4,312,000 (rounded), an increase of $546,000, or at an annualized rate of 13%. Net tangible assets were $3,195,700, or approximately $0.21 per common share.

During the fiscal quarter began October 1, 2002 and ended December 31, 2002, the consolidated Company had revenues of $1,069,000 (rounded) and a net loss of $33,000 (rounded) before taxes. On a per share basis (average outstanding shares) this computes to a profit of less than $0.01 per share. This compares to a $0.03 per share profit in the year-earlier period.

Revenue was down $550,000 (rounded) versus a year earlier, and corresponding expenses were down $194,000 (rounded). This is accounted for, in its entirety, by the resignations of two productive fixed income salespeople, and the effects of the medical leave of absence (see Part II, Item 5, for a fuller dsecription of Mr. Strausberg's condition) of the Company's Chairman and President, Randy Strausberg. When healthy, Mr. Strausberg engaged directly in some of the Company's revenue-producing activity, as did David Parsons, a director and the Company's Chief Legal Officer. Since Mr. Strausberg's leave, Mr. Parsons has assumed many of Mr. Strausberg's executive administrative duties and responsibilities, thus diminishing Mr. Parsons' ability to engage in revenue-producing activities.

Moreover, per share results of operations are also burdened against the year-earlier period by the issuance of an additional 1,465,000 (rounded, based on weighted averages) shares. Almost all of this increase in issued stock relates to matters under development that are expected and anticipated to produce liquid assets and contributions to operating results in future periods after December 31, 2002. The issuance of the additional stock is substantial and reduces earnings by about $0.01 per share. Furthermore, the beneficial effects have not yet been realized.

The largest component of revenues was derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $855,000 (rounded). This revenue component fell by $298,000 (rounded)over the same period at December 31, 2001, a decrease of almost 37%. This is virtually entirely explained by the loss off the two salespeople mentioned above.

Customer-driven riskless principal transactions themselves have two primary components.

The first component of customer-driven riskless principal revenue stems from a yield enhancement program offered to institutional investors with a portion of assets dedicated to investment in government zero-coupon bonds. Introduced through its Native American investment affiliate, the Company provides these clients a means to improve returns on that portion of their portfolios by taking advantage of market anomalies through the trading of different, substantially identical, series of zero coupon bonds. The Company's clients now have approximately $190,000,000 invested in this program. To the best of the Company's knowledge and information, this zero coupon based yield enhancement program is unique. Although the zero coupon securities market is somewhat thin in comparison to some other fixed income government securities market segments, the Company is capable of enlarging this program to the extent of and beyond any remotely conceivable client demand. The Company expects the yield enhancement program to continue to grow ever larger, ever more rapidly, without any significant increase in costs, other than direct costs, or capital investment. This portion of the Company's revenue was up approximately 19%.

The second component of customer-driven riskless principal transactions is based upon the Company's brokered deposit business, more commonly known as the brokered CD (Certificate of Deposit) business. This is a business line that exists to service financial institutions such as banks and savings and loan associations to attract deposits at the lowest possible costs. While the relationship of deposits to the operation of a bank or savings and loan is beyond the scope of this report, suffice it to say that there is a ready and robust demand for deposits, and CD instruments with many features pursuing them. The Company engages in the brokered deposit business on primarily a wholesale basis, and typically maintains a small inventory of CD instruments. To a lesser extent, the Company also places CDs with end users, i.e., individual retail customers. The Company is pleased with the development of its brokered deposit business, an expansion of it is expected and planned in the forthcoming fiscal quarters. A small capital expenditure for additional physical facilities may be required to accomplish this growth. This revenue component was down about $27,000 (rounded) or approximately 8.5%. Management believes this to be due to the relatively rare manner in which the Christmas and New Year's Day holidays fell in 2002, both being on Wednesdays. This created two very truncated trading weeks in which many customers took extended holiday leave before or after the designated official holiday itself. Trading was therefore extremely thin.

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

In the fiscal fourth quarter to be ended on March 31, 2003, the Company expects to relocate its CD business and retail fixed income business to a new office to be opened in New Jersey. The Company anticipates an increase in revenues from those businesses after that office is opened, most probably in March 2003, but not necessarily in time to cause in material effect on revenue in that quarter.

There were no significant elements of income or loss that did not arise from continuing operations.

The other material changes from the year-earlier period in other revenue line items of the Company's financial statements, most noticeably the decrease in investment banking revenue is attributable in the opinion of Company management to the cumulative effect of the long, steep decline in the equity stock market over the past two-plus years, and the previously-mentioned medical leave of Mr. Strausberg.

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

After pursuing its business for several years, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code on March 16, 1989. This proceeding was filed with the U.S. Bankruptcy Court for the Northern District of Georgia. On September 10, 1990, the Company's Chapter 11 case was voluntarily converted to a case in Chapter 7, which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Company's creditors. On July 14, 1995 the Company's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the conversion of the Company's Chapter 11 case to a case under Chapter 7, the Company had no assets, liabilities, management or ongoing operations and had not engaged in any business activities since September 10, 1990.

--------

1 The Company's organizational and business operating history prior to early 1999 is not known personally by anyone in current management. It is reconstructed from documents handed down by former Company officials and prior public filings.

The Company remained inactive until June 1998 when its stockholders approved a plan of reorganization. This plan of reorganization called for the Company to seek a suitable business combination. The Company decided to pursue the simplest form of business combination commonly known as a "reverse takeover." In a reverse takeover transaction, the Shareholders of a privately-held company exchange their private company shares for newly issued stock of the public company. As a result of the transaction, the privately-held company becomes a wholly-owned subsidiary of the public company and due to the large number of public company shares that are customarily issued to Shareholders of the privately-held company, those Shareholders end up with a controlling interest in the public company and are then free to appoint their own slate of officers and directors.

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

The principal operating business during the December 31, 2002, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Asset Management LLC (WAM), Wavecount Advisory Services, Inc. (WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47.5%) interest in Native American Financial Services Company ("NAFSCO").2 NASFCo owns 100% of a broker-dealer named

--------

2 With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses has been included in the Company's Annual, Interim and Current Reports on Forms 10-KSB, 10-QSB, and 8-K filed since on or about February 8, 2000. Those discussions are incorporated herein by reference as fully as though they were set forth here verbatim. NAFSCo is oriented toward the development of financial services relations with the many Native American Nations. At the present time, these relations are linked principally to the Navajo Nation, which is the single largest Native American Nation, not only in population and land area, but in secured Trust Funds as well. Moreover, for example, previously the Company has been involved with the Navajo Nation's political subdivisions for the financing of badly-needed municipal infrastructure such as schools and hospitals, and with the management of its Trust Funds provided by the United States government in connection with the resettlement of the Members (or their ancestors) from their native lands. The Company also expects to enjoy the benefits of a significant amount of "directed" retail equity stock and fixed income commission business. This means that the institutional money mangers who control the investments of the Trust Funds will be strongly encouraged, if not required, to place a significant amount of the transactions for their Native American funds through a minority-owned, and particularly Native American minority-owned, firm such as NASCo.

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

DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and Quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market- making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letters provided Prudential's clearing subsidiary, Wexford, Inc.

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

DSGI limits its investment banking/advisory activities to businesses that do not contemplate a near-term (within twelve months) need to raise capital. The Company is often approached by small businesses that wish to become publicly-owned through a "reverse takeover" type of transaction similar to the one by which this Company itself acquired its operating businesses. Such an approach to "going public" provides a client with securities that it can use to attract employees and private investors. The Company currently limits its trading and investing to maintaining inventory for the servicing of retail clients and investments in which the principals have particular expertise, or are willing to school themselves as may be required..

2.   Native American Securities Company.

As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. This business is conducted by DIRX through its 47.5% investment in Native American Financial Services Co. (NAFSCo), that itself owns 100% of Native American Securities Company, an SEC registered, NASD member, $5,000 net capital broker-dealer. This portion of DIRX' business is now visible in the consolidated financial statements as "minority owned affiliates."

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

The Company acquired EBAS for the purpose of housing within it certain business lines, primarily a wholesale fixed income brokerage, that for practical business reasons, such as market acceptability and risk management, it did not and does not wish to develop within DSGI or NASCo. The opportunity to develop this business line available and apparent to the Company at the time it acquired AIS/EBAS disappeared when regulatory approval for the change in ownership was delayed. AIS/EBAS has thus been inactive since its acquisition.

PART II.                   OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS (Item 103 of Regulation S-B).

As of December 31, 2002, several legal proceedings, including proceedings before arbitral forums, have been initiated and are proceeding against the Company or its subsidiaries, and, or in the alternative, sometimes certain officers (primarily Messrs. Strausberg and Parsons) in the normal course of its business. Almost all of these proceedings are frivolous, or brought when the claimants learned that the Company was no longer dormant and might be a "deep pocket" for claims that are otherwise meritless as to the Company, are for exaggerated sums, or all three. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously.

Pursuant to Item 103 of Regulation S-B the following matter may be required to be specifically disclosed.

The Company and its DSGI subsidiary are defendants in a civil action in the Supreme Court of New York for New York County styled Kisiel, et al. vs. Dupont Direct Financial Holdings, Inc., et al. The suit seeks to hold the defendants liable for the judgment debt of a former employer of two of its officers and directors, Messrs. Strausberg and Parsons, based on theories that the Company is the successor in interest to the former employer, or is the recipient of assets of the former employer fraudulently conveyed to it, or is otherwise somehow liable. The action was initiated in late April 2002. The underlying judgment debt of the former employer for which the plaintiff seeks to hold the Company liable is for in excess of $32,000,000. The underlying judgment debt is based on facts which occurred before 1995, well before Messrs. Strausberg and Parsons had even heard of the former employer.

There are no other matters that may be required to be specifically identified pursuant to Item 103 of Regulation S-B, but nonetheless, the following is presented for the reader's consideration.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None.

ITEM 5. OTHER INFORMATION.

In its Form 10-KSB for the period ended March 31, 2002, and filed on or about June 28, 2002, the Company reported that its Chairman and President, Randy Strausberg, had become ill with a condition known as myleodisplasia, and that he would be required to take a medical leave of absence. Mr. Strausberg was on leave during most of the current quarter, although he has been very sporadically able to devote some attention to the business. This illness is treated in much the same manner as leukemia, and Mr. Strausberg underwent a bone marrow transplant in December 2002. The prognosis for Mr. Strausberg has most recently been described as "guarded." Under the best of circumstances, however, Mr. Strausberg should not be expected to return substantially to full-time work before late 2003. In the meantime, his duties and responsibilities continue to be assumed by other members of senior management.

Pursuant to Rules 13a-14 and 15d-14 the management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in such Rules), within 90 days of the date hereof, and has found no significant deficiencies or material weaknesses therein. Such controls and procedures have been found satisfactory. There have been no significant changes in internal controls or in other factors that could significantly effect such internal controls subsequent to the date of management's most recent evaluation thereof.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

For the period covered by this Report, there are no exhibits required by Item 601 of Regulation S-B.

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES.

In accordance with the requirements of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, duly authorized.

Dupont Direct Financial Holdings, Inc.



/s/--------------------------------------------
David W. Parsons, Director and Secretary
Acting Chief Executive Officer and
Chief Legal Officer

February 13, 2003


                                  CERTIFICATION

I, David W. Parsons, Acting Chief Executive Officer and Chief Legal Officer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-QSB.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared.

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). And

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/
--------------------------------------------
David W. Parsons, Director and Secretary
Acting Chief Executive Officer and
Chief Legal Officer


Date:             February 13, 2003

                                  CERTIFICATION

I, Jon J. Bloomberg, Chief Operating Officer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-QSB.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared.

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). And

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/
------------------------------------------
Jon J Bloomberg,
Acting  Chief Operating  Officer

February 13, 2003

                                  CERTIFICATION

I, Marc Greenspan, Treasurer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-QSB.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared.

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). And

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/
--------------------------------------------
Marc Greenspan,
Acting Treasurer

February 13, 2003

                                  CERTIFICATION

I, Carol Ann Ferrotta, Chief Financial Officer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-QSB.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared.

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). And

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/
--------------------------------------------
Carol Ann Ferrotta
Acting Chief Financial Officer

Date:             February 13, 2003

                                  CERTIFICATION

I, Lewis Goldman, Executive Vice President of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-QSB.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared.

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). And

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/
--------------------------------------------
Lewis Goldman,
Acting  Executive Vice President


Date:             February 13, 2003