Form 10KSB
period 2003-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2003-06-27
CIK 807904

ACCESSION NUMBER:
CONFORMED SUBMISSION TYPE:                                    10KSB
PUBLIC DOCUMENT COUNT:                               1
CONFORMED PERIOD OF REPORT:                                   20030331
FILED AS OF DATE:                                             20030630

FILER:

COMPANY DATA:
COMPANY CONFORMED NAME:              DUPONT DIRECT FINANCIAL HOLDINGS,
INC.
CENTRAL INDEX KEY:                                0000807904
STANDARD
INDUSTRIAL
CLASSIFICATION:                     SECURITY BROKERS, DEALERS & FLOTATION
COMPANIES [6211]

IRS NUMBER:                                         59-3461241
STATE OF INCORPORATION:                             GA
FISCAL YEAR END:                                    0331

FILING VALUES:
FORM TYPE:                                          10KSB
SEC ACT:
SEC FILE NUMBER:                                    000-15900
FILM NUMBER:

BUSINESS ADDRESS:
STREET 1:                                           42 BROADWAY, SUITE 1100-26
STREET 2:                                           PO BOX 275
                                                    BOWLING GREEN STATION
CITY:                                               NEW YORK
STATE:                                              NY
ZIP:                                                10004
BUSINESS PHONE:                                     917-320-4800

MAIL ADDRESS:
STREET 1:                                           42 BROADWAY, SUITE 1100-26
STREET 2:                                           PO BOX 275
                                                    BOWLING GREEN STATION
CITY:                                               NEW YORK
STATE:                                              NY
ZIP:                                                10004

FORMER COMPANY:

FORMER CONFORMED NAME:                              FAB GLOBAL, INC.
DATE OF NAME CHANGE:                                19990406

FORMER COMPANY:
FORMER CONFORMED NAME:                         MARCI INTERNATIONAL IMPORTS, INC.
DATE OF NAME CHANGE:                           19970523

At March 31, 2003, there were 15,352,246 shares of common stock issued and outstanding.

The Issuer's revenues for its most recent fiscal year were $5,274,565 compared to $5,125,410 for the prior fiscal year.

DOCUMENTS INCORPORATED BY REFERENCE

The contents of the following documents filed by the Company, with the Securities and Exchange Commission (the "SEC" or the "Commission"), are incorporated by reference into this Annual Report on Form 10-KSB by reference and shall be deemed to be a part thereof.

                  All Exhibits submitted with the Company's Registration Statement on Form SB-2 filed with the Commission on March 5, 2003.

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

Dupont Direct Financial Holdings, Inc. (Over-The-Counter Electronic Bulletin Board (OTCEBB): DIRX or the Company) is a Georgia corporation, organized in 1980, formerly known as Marci International Imports, Inc.(and for approximately ten months in1999 and early 2000 as FAB Global, Inc.). Marci conducted an initial public offering in February 1987, on a Form S-18 Registration Statement under the Securities Act of 1933 (the"Securities Act"). In connection with an application to list its Common Stock on the National Association of Securities Dealers Automated Quotation (NASDAQ) system, Marci also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

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

B. The Acquisition of Operating Businesses.

After investigating a number of potential opportunities, Capston negotiated a business combination with Wavecount, Inc.(Wavecount or VCI) for its operating businesses and other capital assets in exchange for stock. One or more other or different business combinations were considered and pursued by the Company, but the only such business combination that was consummated is the Transaction reported upon in the Annual Report on Form 10-KSB for the period ended March 31, 2001 and filed on June 29, 2001. DIRX successfully completed the reverse merger transaction(the Transaction) authorized by the shareholders pursuant to the resolutions adopted on or about July 17, 1998. The Company thus became a holding company for financial services operating subsidiaries. From 1989 until May 17, 2000, the Company had no material assets, liabilities or business operations. In substance, the Company was a publicly-held shell corporation whose sole business activity was the search for a suitable operating business to become a merger partner.

The Transaction had been agreed upon in the first calendar quarter of 2000, but because of requisite regulatory notices and approvals, it was not possible to bring the Transaction to conclusion before mid May. Moreover, prior to the Transaction, the Company followed or had adopted a 52/53 week fiscal year/period that produced a different period-end each year, and that also differed from the fiscal periods of the operating businesses that were acquired in the Transaction. For that reason the Company's fiscal year was changed to end at March 31and the operating companies were changed to match.

C. Regulation S-B, Item 101(b) -- Services and Markets.

1. Current Organization.

In the Transaction, the Company acquired three (3) operating businesses and stock and options on stock in publicly traded issuers from Wavecount, Inc. (Wavecount or WVCI), in exchange for 5.8 million shares of DIRX' common stock. At that time, these businesses and securities had a fair market value of approximately $1,700,000. Also in the Transaction, the previous sole Director of the Board of Directors (Board) and sole officer, Sally Fonner, pursuant to the mandate rendered by the shareholders, resigned. Upon her resignation, pursuant to the By-Laws and in accordance with all other applicable laws, she appointed a new Board of Directors consisting of five individuals who were Wavecount's


<
designees or nominees. The new Directors were Elroy Drake, Marc Greenspan, Steven A. Muchnikoff, David W. Parsons, and Randy M. Strausberg. Mr. Muchnikoff resigned in June 2001, and Mr. Strausberg died in June 2003. The Board therefore now consists of Messrs. Drake, Greenspan and Parsons. Mr. Parsons became the Company's Chairman and Chief Executive Officer after Mr. Strausberg's death.

2. Operating Businesses of the Company.

The operating businesses and an affiliate investment of the Company are as follows.

Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's$100,000 net capital requirements. During the year DSGI became a non-guaranteed Introducing Futures broker registered with the National Futures Association (NFA) and the Commodity Futures Trading Commission (CFTC).

A 47.5% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. During the year ended March 31, 2002, NAFSCO formed as its wholly-owned subsidiary Native American Securities Company (NASCo.), an SEC registered and NASD member broker-dealer operating under the $5,000 Net Capital provisions of the securities laws and regulations. During the year reported upon in this Report, NASCo. Applied to raise its net capital level to $100,000 to permit it to engage in an unlimited number of riskless principal business. That application was approved during the subsequent events period relative to this Report.

Wavecount Advisory Services, Inc. (WASI), is a firm that renders capital structuring advice for issuers or prospective issuers prior to the time that an actual issuance of securities is actively pursued by that particular businesss client.

3. Business of the Company after the Transaction.

The Company is a holding company that conducts its business activities through three subsidiaries, an investment in an LLC, and NAFSCO., an investment affiliate. The main business lines center around Fixed Income Securities including brokered deposit or certificates of deposit and a unique trading strategy applicable to zero-coupon bonds. As a specialty, we have oriented the Company to provide financial services to Native American Nations.

The principal operating business of the Company is a New York formed and domiciled company, Dupont Securities Group, Inc. (DSGI), registered with the

United States Securities and Exchange Commission (SEC) and a member in good standing with the National Association of Securities Dealers, Inc. (NASD), a securities broker-dealer (B-D). It is a full-service B-D that may conduct a general securities business, but does not self-clear or provide clearing services to others.

Wavecount Advisory Services, Inc.(WASI) is a wholly-owned subsidiary of DIRX. WASI is an investment-banking subsidiary that is organizationally utilized for capital financing and management advisory services when a prospective sale of securities is not contemplated in the near-term. WASI is the venture capital/merchant/investment banking arm of DIRX.

The Company owns, controls or otherwise participates in the ownership and/or management of several other businesses that, for various reasons, have never commenced any significant operations.

a. DSGI.

Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business. DSGI is registered as a broker-dealer with the SEC pursuant to section 15 of the Securities Exchange Act of1934, ('34 Act or Exchange Act), and is a member in good standing of the NASD,a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board
(MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). DSGI has Instinet market execution facilities, a facility that today would require new entrants to the Instinet system to post a $1,000,000 minimum deposit, and clearing arrangements with associated guarantees from world-renowned financial services institutions that allow DSGI to conduct business at the very highest levels of world securities commerce. As a result of these various qualifications, DSGI is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is in fact directly licensed to conduct its business in 45 domestic jurisdictions. DSGI operates under SEC Net Capital rules as a $100,000 broker dealer. This entitles DSGI to provide a full line of investment services including underwriting, market-making in both Fixed Income and Equities, Private Placements, and regular transactional brokerage services. DSGI is an introducing broker/dealer that ultimately clears and settles all of its retail customer and smaller, fixed income, proprietary trades through the Bank of New York, the oldest bank in the country, founded by Alexander Hamilton. These clearing services, which until January 1, 2001, were owned by Schroder &Co., are organizationally housed in a separate clearing subsidiary known as Bank of New York Clearing Services LLC (BNY Clearing). Through BNY Clearing, the firm's accounts carried there are insured up to $100 million ($100,000 for cash, the same as a bank). This arrangement provides DSGI with back office support, transaction processing on all principal, national and international securities exchanges, and access to many other financial services and products, including, most importantly, Guaranty Letters. This allows DSGI to provide or offer products and services comparable to the world's largest and most prestigious securities firms. DSGI has posted collateral security with BNY Clearing adequate for this purpose. The collateral deposited at BNY Clearing for the accommodation of Guaranty Letters remains part of DSGI's capital (regulatory and otherwise).

DSGI also provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and quasi-Governmental Agencies to trade in a variety of Investment Grade Securities. Generally, a salesmen will receive a firm order to buy or sell a security or group of securities from an institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. For the purpose of further facilitating this institutional principal dealing business, DSGI has established a clearing relationship with Prudential Securities Incorporated's (Prudential or PSI) wholly-owned Wexford Clearing Services Corporation (Wexford or WCSC),another world-renowned financial services company with a stature on a footing to compare favorably with that of BNY Clearing.

Through its ownership and management provided by DIRX, DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses. The main business lines center around Fixed Income Securities. DSGI also specializes in providing Fixed Income execution services to small dealers without their own fixed income desks or by providing expertise to other bond traders in specialized securities. DSGI's staff has many years of experience in a wide variety of Fixed Income products. DSGI has established alliances for this purpose with many other dealers, with their exact number and identity constantly changing, and generally increasing in number.

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

During the just completed fiscal period, DIRX embarked upon a program to enhance or increase its investment in NAFSCO and its subsidiary NASCo. to obtain accounts for money management purposes from pension plans and other similar clients with substantial money management needs. The Company has


<
attempted, with good success, to attract such clients with its unique Zero-Coupon Yield Enhancement Program. Under this program the Company exploits market anomalies in the market values of substantially equivalent, but not identical, series of Zero-Coupon bonds to enhance yield by 20% to 40%. The Company splits the enhancement with the client.

b. Native American Business. Native American Financial Services.

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

In the middle 1990's, one of the Company's founders, Randy Strausberg, was asked by some Native American businessmen to develop a financial services company both to address Native American needs for the finance of capital projects, and to provide a business environment in which young Native Americans could be employed and trained in the industry. In response to that request, Mr. Strausberg developed a business plan.

For a variety of reasons, that business plan went unimplemented until Mr. Strausberg incorporated it into the business mission of DIRX. Pursuant to that plan, as a specialty, the Company focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. During the fiscal period ended December 31,2000, through DIRX' 49% ownership interest in Native American Financial Services Co. (NAFSCO.), DSGI established NAFSCO. as a branch office capable of performing minority set-aside securities execution services for those money-managers wishing to engage it. In order to enhance this business further, during the course of the fiscal period ended March 31, 2002, NAFSCO. and certain of its principals made application to the SEC for registration of, and concomitant membership in the NASD, for a separate, independent broker-dealer, Native American Securities Company, NASCO., to conduct this Native American and other minority set aside business in its entirety. NASCo. now receives referral royalties from DSGI for business participating in the zero-coupon yield enhancement trading strategy that NASCo. introduced to DSGI. During the forthcoming year, NASCo. anticipates that it will be able to perform much of this business for itself directly. This means that it expects to earn substantially all of the revenues associated with this business, rather than be limited to an introducing royalty.

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

G. Research, Environmental Compliance and Headcount --Regulation S-B Item 101(b)(10), (11) & (12).

The Company's research and development costs have historically been, and are expected to continue to be, negligible. The Company's costs for compliance with environmental laws and regulations are insignificant. As of the date of this filing, the Company employs forty-two (41) individuals, all but one (1) of whom are full-time.

H. Subsequent Events.

Randy M. Strausberg died on June 11, 2003, from complications associated with his treatment for leukemia. Until his death, Mr. Strausberg had been the Company's Chairman and Chief Executive Officer. Mr. Strausberg had been on a medical leave of absence since the late summer of 2002, although he had remained involved with the Company virtually until the time of his death. David Parsons, another founder and director of the Company, had served as interim Chairman and CEO, and upon Mr. Strausberg's death was named to those positions on a permanent basis.

Item 2. Description of Property -- Regulation S-B Item 102.

The Company's operating business properties and affiliates areas follows. Dupont Securities Group, Inc., American International Securities, Inc. (AIS), Wavecount Asset Management, LLC., Wavecount Advisory Services, Inc., Dupont Merchant Funding, Inc., Native American Financial Services Company (47.5% interest), and Native American Securities Company (NASCo.)(100% owned by NAFSCO). Securities owned by the Company are generally held in its account(s) at BNY Clearing, and government securities serving as collateral for Guaranty Letters from BNY Clearing and Wexford are held at those respective firms. DSGI, WAM, WASI, DMF and Dupont Health Products, Inc. are located at the Company's headquarters in leased premises located at 42 Broadway, Suite1100-26, New York, New York 10004. The lease is for a term often (10) years that began on October 1, 1999, and is in the name of the Company. NAFSCO is located in premises leased from one of the Company's officers and directors located in Window Rock, Arizona.

Following the events in lower Manhattan on September 11, 2001, the Company established a skeleton branch office located at 7524 Fifth Avenue, Brooklyn, New York 11209.

Item 3.  Legal Proceedings.

There are no matters required to be specifically identified pursuant to Item 103 of Regulation S-B.

Item 4.  Submission of matters to a vote of Security Holders.

No matters were submitted for a vote of the Company's security holders during the year.

The Company has not held a meeting of shareholders since the Transaction that resulted in its resumption of active business operations in May 2000. The first annual meeting of shareholders after that Transaction had been contemplated for the fall of 2001, and work for it was in progress at that time. The events of September 11, 2001, disrupted those plans. Just as such plans for a shareholder meeting were being reorganized, Mr. Strausberg, the Company's then Chairman and CEO, fell ill with the disease that eventually claimed his life. It is the Company's intention to call a meeting of shareholders in the third calendar quarter of 2003.


PART II.



Item 5.  Market for Registrant's Common Equity -- Regulation S-B Item 201.

The Company's Common Stock is listed for trading on the NASD's OTCEBB under the symbol DIRX. The following table shows the reported high and low sale prices for shares of the Company's common stock for the periods presented.

                                                         High    Low

First Quarter Ended  June 2002 .....                       .3     0.5
Second Quarter Ended September 2002                      0.55     0.2
Third Quarter Ended in December 2002                     0.26     0.14
Fourth Quarter Ended March 2003 ....                     0.25     0.13

Source:           Bloomberg L.P.

Item 6.           Management's Discussion And Analysis And Plan Of Operations--

                  Regulation S-B Item 303.

A. Financial Results of Operations.

During the fiscal year ended March 31, 2002, the consolidated Company had revenues of $5,275,000, (all numbers are rounded with the exception of earnings per share) and a net loss of ($343,000). This computes to an earnings per share loss of ($0.02) on a fully diluted basis. The comparable year-earlier figures are revenues of $5,125,410 and a fully diluted loss per share of ($758,001) or ($0.06) in the fiscal period ended March 31, 2002. Current assets were $1,652,000 and current liabilities were $726,000.

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


<

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

D. Other Matters -- Regulation S-B Item 303(b)(1)(iii), (v), &(vii).

The Company has no material commitments for capital expenditures in the current year. There are no significant elements of income or loss that do not arise from continuing operations. The Company's businesses are not usually subject to any seasonal aspects that have or would be reasonably expected to have a material effect on the Company's financial condition or results of operations.

Item 7.  Financial Statements -- Regulation S-B Item 310(a).

                     DUPONT DIRECT FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                               FOR THE YEARS ENDED
                             MARCH 31,2003 AND 2002











<

                                Table of Contents

                                                                     Page


 Independent Auditors' Report                                          1

 Consolidated Financial Statements
      Balance Sheets                                                   2
      Operations and Changes in Shareholders'
        Equity                                                         3
      Cash Flows                                                       4

 Notes to Financial Statements                                         5-16






<

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dupont Direct Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dupont Direct Financial Holdings, Inc. as of March 31, 2003 and March 31, 2002 and the related consolidated statements of operations and changes in stockholders' equity and cash flows for the years ended March 31, 2003 and March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan to perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dupont Direct Financial Holdings, Inc. at March 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/Bernstein Pinchuk & Kaminsky, LLP

New York, New York
June 12, 2003

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2003 AND MARCH 31, 2002

                                                           MARCH 31     MARCH 31
                                                              2003        2002
                                     ASSETS
Current Assets
   Cash, brokerage clearing accounts (Note 1) ...   $   57,919   $  227,910
   Cash, other (Note 1) .........................       71,534      168,893
   Due from clearing agents (Note 3) ............       13,434       37,298
   Due from stockholders (Note 5) ...............      218,991      203,699
   Trading marketable equity securities (Note 19)      419,472      269,008
   Gov't securities, at market value (Note 19) ..      557,916    1,007,569
   Due from affiliate (Note 7) ..................      262,939       20,836
   Prepaid expenses and other current assets ....       49,745       18,698
                                                    ----------   ----------
     Total current assets ..........................  1,651,950    1,953,911
                                                    -----------  -----------
Property and equipment at cost (Notes 1 and 7) .....    162,575      162,575
   Less accumulated depreciation ...................   (147,071)    (125,423)
                                                    -----------  -----------
                                                         15,504       37,152
                                                    -----------  -----------
Other Assets
   Investment in affiliates (Note 7) ..................    --        130,346
   Notes receivable stockholders-6% 2/28/03 (Note 5)  1,000,000    1,000,000
   Due from employees ..............................     85,888         --
   Restricted investment securities (Notes 4, 6 and   1,019,740    1,118,900
   Construction in progress ........................     19,409         --
   Rent security deposits ..........................     75,504       71,929
                                                    -----------  -----------
                                                      2,200,541    2,321,175
                                                    -----------  -----------
                                                    $ 3,867,995  $ 4,312,238
                                                    ===========  ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 23)        $   498,887  $   562,547
Payable to clearing broker                                 149,247      282,079
Commission payable to subsidiary of affiliate (Note 7)      64,149       65,000
Corp. inc. and franch. taxes payable (Notes 1 and 17)        8,737       42,271
Marketable securities sold short                             5,266        5,278
                                                       ------------ ------------
  Total current liabilities                                726,286      957,175
                                                       ------------ ------------
erred rent payable                                         110,842      221,966
                                                       ------------ ------------
Commitments and contingencies (Notes 3,5,7,10,11,12,17,20 and 21)
Shareholders' Equity (Notes 1, 10 and 11)
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     March 31, 2003-issued and outstanding 15,352,246 shares; March 31, 2002-issued 13,184,756 shares, outstanding 14,632,756 shares, including
     1,598,000 shares issuable by trans.agt.               153,523      146,328
   Preferred stock, $0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares               1,000,000    1,000,000
   Additional paid in capital                            3,234,036    2,993,838
   Retained earnings(Accumulated deficit)               (1,343,692)  (1,001,069)
   Unrealized loss on inv. securities                     (13,000)      (6,000)
                                                       ------------ ------------
                                                         3,030,867    3,133,097
                                                       ------------ ------------
                                                        $ 3,867,995  $ 4,312,238
                                                       ============ ============

                         See notes to financial statements.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                              2003        2002
                                                              -----       -----
Revenues
   Investment banking fees and advisory services   $   385,408   $   990,035
   Commissions .................................       301,207       564,095
   Extinguishment of deferred rent (Note 16) ...       147,084          --
   Customer driven principal transactions ......     3,968,828     3,552,401
   Handling charges and miscellaneous income ...        73,778       122,757
   Firm trading ................................       116,155      (210,655)
   Dividands and interest ......................       282,305       106,777
                                                   -----------   -----------
   l revenue                                          5,274,765    5,125,410
                                                    -----------  -----------
Expenses
   Employee compensation (Note 20) .............     1,584,478     2,074,348
   Clearance fees ..............................       631,403       558,084
   Communications and data processing ..........       261,139       307,336
   Management fees and expenses- shareholder (Note     922,514       342,433
   Rent ........................................       204,112       190,569
   Depreciation ................................        21,750        25,927
   Professional fees, other fees and licenses (note    421,066       571,588
   Fees and royalties paid to affiliates .......       626,192       689,790
   Interest ....................................       243,673        83,292
   Bad debts and settlements (note 21) .........       219,963       174,676
   General and administrative ..................       232,963       226,597
   Net loss of minority owned affiliates (Note 7)      129,706        11,507
   Impairment in goodwill of minority owned affilia    105,175          --
                                                   -----------   -----------
      Total expenses                                 5,604,134    5,256,147
                                                     ----------   ----------
Loss before income taxes and extraordinary item       (329,369)    (130,737)
Corporate income and franchise taxes (notes 1 and 17)   13,253       47,596
                                                      ----------   ----------
Loss before extraordinary item                        (342,622)    (178,333)
Extraordinary item-writeoff of expired warrant (note 8)      -      579,668
                                                      -----------  -----------
NET LOSS (Note 18)                                    (342,622)    (758,001)
Accumulated deficit at beginning of period          (1,001,070)    (243,069)
                                                  ------------- ------------
Accumulated deficit at end of period              $ (1,343,692) $(1,001,070)
                                                  ============= ============
Common stock-$.01 par-beg.of pd.                  $    146,328  $   121,268
  Shares issu.-719,490in2003;2,656,900in2002 (Note 13)   7,195       26,560
  Shares owned by subsid. 150,000 shares in 2002             -       (1,500)
                                                    ------------  ------------
  Shares outstanding at end of pd., 15,202,246
                                                    ------------
    shares in 2003 and 14,632,756 in 2002         $    153,523  $   146,328
                                                     ============  ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2     $  1,000,000  $ 1,000,000
                                                     ------------  -----------
  Balance at end of period-500,000 shares         $  1,000,000  $ 1,000,000
                                                   ============   ==========
Additional paid in capital at beginningofperiod   $  2,993,838  $ 1,884,828
  Additional amounts received during period (Note 13)  240,198    1,109,010
                                                    ------------  -----------
  Additional paid in capital at end of period     $  3,234,036  $ 2,993,838
                                                    ============  ===========
Unrealized loss on investment securities
   Balance at beginning of period                 $     (6,000) $  (579,668)
  Extraordinary item-writeoff of value of investment         -      579,668
  Decline in value of investment securities             (7,000)      (6,000)
                                                    ------------- ------------
  Balance at end of period                        $    (13,000) $    (6,000)
                                                    ============= ============
Shareholders Equity at end of period              $  3,136,042  $ 3,133,097
                                                   ============= ============
Average number of shares outstanding                14,973,812   13,481,412
Income(loss) per share before extraordinary item       ($0.02)      ($0.01)
Extraordinary item per share                              -         ($0.04)
Basic and fully diluted income(loss) per share         ($0.02)      ($0.06)
                         See notes to financial statements.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                           2003          2002
                                                           ----          ----
Cash flows from operating activities
  Net loss                                          $   342,622   $   758,001
                                                      -----------   -----------

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization (Note 1) ............     21,648      28,123
  Compensation and fees not paid in cash (Note 13) ..    175,664      38,538
  Decrease (increase)in government securities .......    449,653    (202,492)
  Decrease(increase)in receiv.fr.clearing agent .....     23,864      (4,811)
  Increase in other current assets ..................    (49,545)    (36,715)
  Increase (decrease) in accounts payable ...........    (46,178)    273,527
  Increase(decrease)in brokerage credit balances ....   (132,832)    115,903
  Increase(decrease)in income taxes payable .........    (33,534)     32,791
  Increase in deferred rent payable (Note 10) .......     17,140      17,138
  Decrease (increase) in equity securities ..........   (150,464)    (51,752)
  Decrease in marketable securities sold short ......        (12)    (81,743)
  Undistributed (earnings) loss of affiliate (Note 7)    129,706      11,507
  Permanent decline in value of investment ..........     92,160     579,668
  Restricted stock received for fees ................       --      (250,000)
  Provision for losses on bridge loan receiv ........       --        95,060
  Restricted stock paid for fees ....................       --       184,000
  Increase in interest receivable from stockholders .    (85,000)       --
  Cancellation of deferred rental (Note 16) .........   (147,085)       --
  Increase in cash overdraft ........................      1,337        --
  Legal settlements not paid in cash (note 13) ......     61,728        --
      Impairment in the value of goodwill of investee    105,175        --
                                                      -----------   ------------
    Total adjustments                                    433,425       748,742
                                                      -----------   -----------
  Net cash provided (used) by operations                  90,803        (9,259)
                                                      -----------   -----------

Cash flow from investing activities:
Cash paid for the purch. of property .....                  --       (20,153)
Loan to development stage company ........                  --       (75,289)
Cash advanced to and invested in investees               (73,000)    (32,800)
Rent security deposit made ...............                (3,575)     (3,600)
Advances to affiliates ...................              (274,489)    (15,376)
Cash repaid by (lent to) stockholder .....                69,708    (277,455)
Repayment of advances ....................                  --        36,214
Advances to employees ....................               (67,388)    (18,500)
Purchase of investment securities ........                  --       (22,500)
Cash paid for construction in progress ...               (19,409)       --
                                                        --------    --------
  Net cash used by investing activities                 (368,153)   (429,459)
                                                     ------------  ------------
Cash flow from financing activities:
Net cash remitted to shareholders ......                    --       (26,000)
Cash balances-subsidiaries acquired ....                    --       166,259
Cash collected for capital contributions                  10,000     383,456
Commission payable, investee ...........                    --        65,000
                                                        --------    --------
  Net cash provided by financial activities               10,000     588,715
                                                      ------------  ----------
Net increase(decrease) in cash and equivalents          (267,350)    149,997
Cash and equivalents, beginning of year                  396,803     246,806
                                                      ------------  ------------
Cash and equivalents, end of period                  $   129,453   $ 396,803
                                                      ============  ============
Supplemental disclosures of cash flow information:
  Interest expense                                   $   243,673      83,292
                                                      ============  ============
  Income Tax                                         $    49,045      11,321
                                                      ============  ============
See also Notes 4,5,6,7 and 13 for significant nonmonetary transactions. See notes to financial statements.

       DUPONT DIRECT FINANCIAL HOLDINGS INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            MARCH 31, 2003 AND 2002

Note 1.  HISTORY OF THE REGISTRANT

Dupont Direct Financial Holdings, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Marci International Imports, Inc. The Company subsequently changed its name to FAB Global, Inc. and, on March 7, 2000 further changed it to Dupont Direct Financial Holdings, Inc. The Company conducted an initial public offering in February 1987 on a Form S-18
Registration Statement under the Securities Act of 1933. As a result of bankruptcy proceedings in 1989, the Company became inactive and had no material assets, liabilities or business activities until May 17, 2000, when, as a result of a business combination, the Company issued 5,800,000 shares of the Company's common stock to Wavecount, Inc.("Wavecount"), a privately-held financial services holding company plus additional shares to some investors in Wavecount in exchange for substantially all the assets of Wavecount.

The assets transferred to the Company in connection with this transaction include all the outstanding stock of Dupont Securities Group, Inc.("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements, all outstanding stock of Wavecount Advisory Services, Inc.("WASI"), that is a New York State investment advisor, formerly known as Wavecount Trading, Inc.,245 shares of the common stock (a 47.5% interest) of Native American Financial Services Company ("NAFSCO"), a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation ( Together with the Navajo partner,Wavecount established NAFSCO as the first Native American Financial Services Company on a Native American reservation) and shares in several bulletin board listed public companies and some inactive companies and LLC's.

The Company's consolidated financial statements include the following wholly owned subsidiaries-DSGI, WASI, and American International Securities, Inc. ("AIS"), an inactive broker- dealer.

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

        Financial instruments

In the opinion of management, the fair value of financial instruments is equal to their carrying value on the financial statements. Market valuations were used to determine fair value.

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

        Investments in subsidiaries and affiliates:

     The financial statements of companies in which the Company has a majority interest have been consolidated with those of the Company. Companies in which the Company has a significant minority interest are recorded at equity. Under this method the Company caries its investment at original cost, adjusted for its share of their income or loss and amortization of the excess of original cost or contributed capital over 40 years until March 31, 2002. Effective April 1, 2002, the Company no longer amortizes this asset, in accordance with pronouncements from the Financial Accounting Standards Board. This change had no significant effect on the financial statements of the Company.

         Concentrations of credit risk:

     Financial instruments that potentially subject the Company to major credit risk consist principally of cash investments and securities carried as investments. The Company places its cash investments with quality entities to minimize the credit risk.

         Income taxes:

     The provision for income taxes is computed on the pre-tax income of the Company. Deferred taxes result from the future tax consequences associated with temporary differences between the amounts of assets and liabilities recorded for tax and financial accounting purposes. As the Company on a separate company basis has incurred losses and DSGI has incurred sufficient losses in all preceding years, there are no material federal provisions for income taxes. The Company and its subsidiaries have prepared their tax returns through March 31, 2001 on a separate company basis, but have filed and plan to file on a consolidated basis thereafter. The Company and its subsidiaries file separate state and local tax returns. At March 31,2001 DSGI had a net operating loss carryforward of approximately $34,000 which it used to reduce taxable income earned in 2002, after applying approximately $517,000 to reduce 2001 taxable income. At March 31, 2003 the Company had a net operating loss carryforward of approximately $725,000 available to reduce taxable income earned through 2023 and had a capital loss carryforward of $580,000 available to reduce future capital gains through 2007.


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

     Revenues from customer driven principal transactions and commissions are recognized on a trade date basis, when the earnings process is substantially complete.

     Revenues from investment banking fees and advisory services are recognized when the Company has substantially rendered the required services and has the right to earn money or value for such services.

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

Note 3.  DUE FROM CLEARING AGENT AND OTHERS

     The Company's subsidiary, DSGI, has clearing arrangementS with Bank of New York Clearing Inc. ("BNY") and Wexford Clearing Services Corp. ("WCS") to act as its clearing agents on a fully disclosed basis on which BNY and WCS maintain customer accounts. Maintenance of a clearing relationship entails a risk of unreconcilable differences. The inability of BNY and WCS to meet its obligations could result in substantial losses to the Company and the loss of the investors' investment. At March 31, 2003 $481,347 in Treasury bills was maintained as collateral with the clearing brokers. In addition, the Company had an additional $69,580 in Treasury strips held as a position.

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

Note 5.   TRANSACTIONS WITH PRINCIPAL SHAREHOLDER

During the years ended March 31, 2003 and 2002, Wavecount, Inc, the principal stockholder of the Company charged the Company and its subsidiaries management fees aggregating $922,514 and $342,432, respectively. At March 31, 2003 the Company had a receivable of $337,941 from the stockholder due to payment of fees in advance and a subsidiary had a payable of $118,950 to the stockholder. The Company has offset these amounts in consolidation.

During the year ended March 31, 2002, the Company accepted notes receivable from two stockholders for the issuance of common stock. These notes are unsecured, bear interest at 6% and initially matured on February 28, 2003. This due date was extended to November 30, 2003. Included in amounts due from stockholders is $85,000 interest receivable in connection with these notes.

Note 6.   BRIDGE LOANS

During the year ended March 31, 2002 and 2001, subsidiaries of the Company made $75,289 and $114,290, respectively, in bridge loans to Diabetex International Corporation, a development stage company. These loans bore interest at the rate of 16% and mature in 2002. Collection of the receivable was dependent on the borrower's ability to raise additional financing, which was not forthcoming. During the year ended March 31, 2002 Diabetex settled these loans by issuing 2,560,000 shares of its common stock to the subsidiaries and the balance of the loan and accrued interest ($95,060) in excess of the fair value of these shares was charged off as a bad debt. During the year ended March 31, 2003, the value of these shares had declined by 90% to $9,500 and the decline in value was considered by the Company to be a permanent decline, which was charged to operations during the year ended March 31, 2003.

Note 7.   INVESTMENT IN AFFILIATES

As described in Note 1, the Company has a 47.5% interest in Native American Financial Services, Inc. ("NAFSCO"). NAFSCO has a 100% interest in Native
American Securities Co.("NASCO") The Company paid approximately $80,000 in excess of equity for its 47.5% interest and during 2001 contributed an additional $40,052 to fund the entire initial capital of NASCO although it only received a 47.5% equity interest in that company. NAFSCO had a consolidated net loss of approximately $270,000 during the year. During the years ended March 31, 2003 and 2002 commissions of $626,192 and $373,540 to NASCO and,in 2002 to an officer who paid an equal amount as an administrative service fee to NAFSCO. In addition the Company paid approximately $316,000 in investment banking fees to affiliates during 2002. During the two years ended March 31, 2003, the Company paid $105,175 plus the net cash balances to acquire the 47.5% interest in the Company. On March 31, 2003 management evaluated this goodwill and found its value to be impaired and charged the entire goodwill (excess of cost over equity) to operations as an impairment of goodwill in the amount of $105,175. During the year ended March 31, 2003, the company received $76,000 in management fees from NASCO.

During the year ended March 31, 2002,the Company prepared to issue $1,000,000 in new preferred shares in exchange for developmental rights to certain diabetic health products being developed in the Russian Federation, but this issuance was cancelled. Instead Dupont Health Products, Inc.(DHP), a company formed to coordinate the research effort, issued 1,000,000 shares to Dupont Merchant Funding, Inc., an inactive wholly-owned subsidiary of the Company, but did not assign a value to these shares. In addition, the Company, for cash of $31,500, purchased an additional 31,500 shares in DHP. At March 31, 2002, the Company and its subsidiaries owned 1,031,500 shares of DHP, a 96.5% interest in the common shares. DHP also has authorized preferred shares, which are convertible into 1,000,000 common shares at the option of the holder, to a company which previously held the developmental rights. The preferred shares are convertible into a 50% interest in DHP. In April 2002 additional common shares were issued to officers of the Company and people connected with the development which had the effect of reducing the Company's equity in DHP to approximately 82%.During the year ended March 31, 2002 the Company recorded its equity ($30,850) in the losses of DHP. The Company is considering its investment in DHP as an investment in a minority owned company rather than in a subsidiary, because, due to the authorized preferred shares and issuance of shares to others, its control is likely to be temporary. During the year ended March 31, 2003, DHP became a dormant company and the Company charged off its remaining $650 equity in DHP.

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
                                            ========   ========

Since the cost of these securities exceeded their quoted value at March 31, 2001 by $579,668 a valuation allowance of that amount had been provided. During the year ended March 31, 2002, these warrants expired worthless, and the asset was written off as an extraordinary item. It was considered an extraordinary item because the investment arose prior to the commencement of operations as the initial step in connection with the recapitalization of the Company after many years of dormancy.

Note 9.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31:

                                 2003       2002
Computer equipment            $126,982   $106,829
Furniture and office equipment  35,593     35,593
                               -------  ---------
Total assets at cost           162,575    142,422
Less accumulated depreciation (147,071)  (125,423
                               -------  ---------
Net carrying value            $ 15,504 $   37,152
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

At March 31, 2003, the commitment for minimum rental payments was as follows:

         Years ended March 31,
           2004       169,542
           2005       176,431
           2006       186,861
           2007       192,745
           2008       198,528
     Thereafter       433,044
                   $1,357,151

The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent payable" which is included in current liabilities in the accompanying balance sheets. During the years ended March 31, 2003 and 2002, the Company paid $166,712 and $164,429, respectively under the lease.

In January, 2003, the Company signed a lease for office space in Bloomfield, New Jersey which it intends to use as an office for its broker-dealer subsidiary. The lease provides for monthly rent of $3,575 per month ($42,900 per year-a total of $164,450) between March 1, 2003 and December 6, 2003. No rent was charged to expense during the month of March, 2003, because the premises were not yet habitable. In connection with this lease, the landlord will reimburse the Company up to $26,000 for certain agreed upon improvements.

In 2002, the Company signed a lease for office space in Brooklyn, New York providing for annual rental of $1,800 through October 2002 and $1890 through October 31, 2003, its expiration. Despite the reference to the actual monthly rent as the annual rent, the agreed rental was $1800 and $1890 per month( not year) and total rent paid under this lease was $20,340 during the year ended March 31, 2003.

Note 11.   NET CAPITAL REQUIREMENTS

As a registered broker/dealer, DSGI is subject to Securities and Exchange Commission's net capital rule which requires that DSGI maintain a minimum net capital as defined, of 6.67% of aggregate indebtedness or $100,000 whichever is greater. Net capital and aggregate indebtedness change from day-to-day, but as of March 31, 2003, DSGI had net capital of $340,329. Net capital exceeded requirements by $240,329 at March 31, 2003.


Note 12.    OFFICER AND EMPLOYEE STOCK OPTIONS

In February 2000, the Company issued options to officers to purchase up to 625,000 shares of the Company's common stock through February 8, 2005 at a cost of fifty cents a share. All options vested on February 8, 2001. In December 2001, the company issued options to officers and employees to purchase up to 649,500 shares of the Company's restricted common stock through December 2006 at a cost of fifty cents a share. All options have vested. At the date of issuance the exercise price was above the fair value of the related stock and no compensation was recognized.

At all times during the year ended March 31, 2001 and at April 1, 2001 there were options for 625,000 shares outstanding at 50 cents per share. During the year ended March 31, 2002 there were options for an average of 800,000 shares at 50 cents per share outstanding. At March 31, 2002 there were options for 1,274,500 shares at 50 cents per share outstanding. These options, all at 50 cents per share, consisted of the following-625,000 shares expiring February 8, 2005 and 649,500 shares expiring December 31, 2006.

Note 13.    ISSUANCE OF SHARES FOR SERVICES

During the year ended March 31, 2001, the Company issued 1,381,559 shares to officers and employees of the company and its affiliates. The shares have restrictions on their sale for one year and were issued at no cost to the officers and employees. An additional 722,000 shares were issued for consulting and legal services. In the opinion of management, the fair value of these shares was estimated to be equivalent to 25 percent of their quoted market value at date of issuance, which was $308,938 for the shares issued to officers and employees and $288,515 for shares issued for other services. In addition 446,000 shares were issued to Wavecount, Inc. the principal shareholder. No value was ascribed to those shares. During the year ended March 31, 2002, only 83,000 shares were issued for services and the fair value of those services was $38,538. During the year ended March 31, 2003, 190,000 shares were issued for employees compensation valued at $29,500, 366,500 shares were issued for other services for which the fair value was $146,000 and 142,190 shares were issued in settlement of legal claims for which the fair value was $61,728.

A summary of share issuance follows:
                                 Year ended March 31,
                                  2003        2002       2001
Shares issued for services       556,500    83,000    2,103,559
Shares issued as settlements     142,190
Shares issued for cash, notes
 or securities                    20,000  2,573,900   8,691,233

Note 14.   TRADING SECURITIES OF PARENT COMPANY

A subsidiary, WASI, received 150,000 shares of the Company for use as trading marketable equity securities during the three months ended December 31, 2000 as payment for management advisory services. It has been recorded as trading marketable securities on the books of the subsidiary and carried at market value ($138,000 at March 31, 2002) on such books but had been eliminated in consolidation. On January 15, 2003, a stockholder which is also a consultant, received 150,000 shares of the Company previously owned by WASI, in exchange for consulting services rendered to WASI which were valued at $32,500. That stockholder also received consulting fees aggregating $36,000 from the Company.

Note 15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows:

Period -    Year    3 months  3 months     3 months      3 months
           ended      ended     ended        ended         ended
          March 31, March 31, December 31, September 30,  June 30,
            2003      2003       2002         2002          2002

Revenue  $5,274,765 $1,493,002 $1,075,902  $1,459,756  $1,246,105

Income (loss) before extraordinary item
           (342,622)  (179,723)    30,463    (138,762)    (54,600)
Extraordinary item

Net income (loss)
         $ (342,622) $(179,723) $  30,463   $(138,762)  $ (54,600)
Shares outstanding
         14,973,812 15,324,023 14,981,257   14,881,909 14,666,382
Income (loss)per share
  Before extraordinary item
            $(0.02)    $(0.01)    $ 0.00      ($0.01)     ($0.00)
  Extraordinary item

  Net       $(0.02)    $(0.01)    $ 0.00      ($0.01)     ($0.00)

            2002      2002       2001        2001          2001

Revenue  $5,125,410  $1,387,850 $1,608,359  $  926,164   $1,203,037

Net income(loss)berore extraordinary item
           (178,333)  (815,052)    385,825     (14,430)     265,324
Extraordinary item
           (579,668) (579,668) Net income (loss)
         $ (758,001)  (235,384)   $ 385,825  $ (14,430)  $  265,324
Shares outstanding:

         13,143,028  14,612,256  13,518,014  12,469,116  11,994,181

Net income(loss)per share
  Before extraordinary item
            $(0.01)   $(0.06)    $ 0.03       $0.00      $0.02
  Extraordinary item
             (0.04)    (0.04)
  Net
            $(0.06)   $(0.02)    $ 0.03      $ 0.00     $ 0.02

The loss per share may differ from the sum of its elements due to rounding.

Note 16.    AQUISITION OF BROKER

On or about March 16, 2001, the Company agreed to acquire another NASD member broker-dealer, Erste Bank Artesia Securities Corp. (EBAS) from its shareholders. The terms of the acquisition were that the Company would acquire 100% of the stock of EBAS plus receive $30,000 in exchange for warrants to purchase the Company's common stock as follows-warrants to buy 25,000 shares at $5, warrants to buy 25,000 shares at $7, warrants to buy 25,000 shares at $9 and warrants to buy 25,000 shares at $11, all substantially in excess of the quoted market value of the Company's stock, both at date of issue and thereafter. Accordingly, no value was assigned to these warrants. This acquisition was accounted for as a purchase. The name of the Company was changed to American International Securities Inc. (AIS) and AIS became a wholly owned subsidiary of the Company. Based upon the audited financial statements filed with the NASD, as of March 31, 2003,the net capital of AIS exceeded $60,000 which was over $55,000 in excess of its required minimum capital of $5,000.

At the time of the acquisition of EBAS, EBAS was the lessee of certain office premises on Wall Street. Under the terms of its lease, the landlord contended that EBAS was required to obtain the prior approval of the landlord for such change in ownership which, in effect, the landlord contends, is an assignment of the lease. The landlord contended that EBAS did not seek or obtain such approval, and as a consequence, had denied the Company, through EBAS/AIS, the quiet enjoyment of the leased premises. At the time of the acquisition the amount of cash received in excess of liabilities assumed was credited to deferred rent.EBAS/AIS has not paid subsequent rent. During the year ended March 31, 2003, the Company was released of its requirement to pay rent and deferred rent in the aggregate amount of approximately $147,000 was taken into income.

Note 17 INCOME TAXES

Corporation taxes represent state and local taxes actually payable. Aside from the net operating loss, there are no timing differences except very minor differences regarding depreciation and amortization expense (2003 $9,461 book deduction over tax), and straight line rent ($17,140 deduction for books only in both 2003 and 2002). In the opinion of management, these differences are not significant. The $92,160 provision for loss on investment securities in 2003, a deduction for the books only in 2003, is considered a permanent difference, because, when realized will only be deductible as a capital loss, which can only be offset against capital gains and will expire after five years.

A reconciliation of estimated Federal income taxes to actual federal taxes of zero, follows:

Expected income tax credits, based on net loss at marginal tax rate of 15% (considered appropriate for a Company which has never demonstrated the ability to earn significant income)excluding extraordinary item (which loss. as a capital loss would not be deductible until offset with capital gains which appears unlikely for a broker dealer.

                                            Year ended March 31,
                                              2003      2002
Expected income tax credit                  $(35,600)   (26,750)
Less writeoff of deferred receivable due
to doubt about collectibility                 35,600     26,750
Net federal tax expense- none

Note 18 COMPREHENSIVE INCOME (LOSS)

A reconciliation of net loss to comprehensive income (loss) follows:

                              Year ended March 31,
                                    2003 2002

Net loss as reported $(342,622) (758,001) Adjustment to reflect loss in preoperating warrants in year it occurred due to decline in market value of underlying security 579,668 Other decline in value- unrealized loss on investment securities ( 7,000) (6,000) Net loss based on principles of computing comprehensive income $(349,622) $(184,333) Note 19 MARKETABLE TRADING AND INVESTMENT SECURITIES All transactions in marketable equity and government securities are recognized on a trade date basis. All government bonds are due within one year. All trading securities, equity or debt, are included in current assets and all changes in market value of these securities are recorded in firm trading revenue and income or loss. All securities included in current assets are classified as trading. All securities held for investment are available for sale and are included in other assets. Such items, except for one item noted below, are recorded at market value, with the change in value recorded as unrealized loss or gain on investment securities, a separate shareholders' equity component. During the quarter ended June 30, 2001, the Company accepted 250,000 restricted shares of Trade the Planet.com("TTP")for the $1,000,000 note, with the understanding that the consideration would at least be worth $1,000,000. Later in the year TTP became worthless and in March 2002, 250,000 shares of Aviation Innovations.com (formerly Elite Brands) was substituted. At March 31, 2002, had they been unrestricted, the shares would have had a quoted market value of $1,437,500. However s discount of $437,500 for the restrictions and blockage, seemed reasonable to the Company's management.(At March 31, 2003 the shares had a market value of $1,305,000. Again, a discount of $305,000 for the restriction and blockage, seemed reasonable to the Company and no adjustment for the decline has been proposed.

Note 20 SERVICE CONTRACT

In April 2002 the Company and its subsidiaries agreed to retain the services of Robert A. Brusca, an economist. In connection therewith, the Company agreed to issue 120,000 of its common shares to the economist and pay him a minimum compensation of $6500 per month plus participation in a bonus pool. It also agreed to issue warrants for him to buy 25,000 shares of the Company's common stock at an exercise price of $1.15 per share through April 1, 2007. These warrants were exerciseable in excess of the then current market value of the Company.

Note 21 LEGAL LIABILITIES

Included in accounts payable and accrued expenses is the $83,333 balance outstanding in connection with a settlement agreement and $95,000 representing management's estimate of possible legal and settlement liabilities taken as a whole. The Company and its subsidiaries are defendants in a civil suit in New York County in an action to impose liabilities on them for a judgement of $32 million entered by a state court in Texas against a now-defunct broker-dealer. The Company's attorneys have advised management that, in their opinion, "the likelihood of an unfavorable outcome is insubstantial." Hence, no sum is included in the financial statements as a reserve or provision in respect of this matter.


Item 8. Changes in and Disagreements With Accountants --Regulation S-B Item 304.

None.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act --Regulation S-B Item 405.

There is no information required to be reported pursuant to this Item.

Item 10.  Executive Compensation -- Regulation S-B Item 402.

None of the executive officers or directors of the Company received compensation in excess of $100,000. Throughout the year ended March 31, 2003, the Chief Executive Officer was Randy M. Strausberg. Pursuant to instruction 1 of Item 402(a)(2)(1), the compensation of the Company's Chief Executive Officer is summarized in the following table. Because David W. Parsons also filled this position during much of the year on an interim basis during Mr. Strausberg's medical leave, Mr. Parsons' compensation is also presented.

SUMMARY COMPENSATION TABLE

Name                 Year  bSalary       Bonus             Other         total

Randy M. Strausberg 3/31/03  -0-        $775.00          $72,762.     $73,537
David W. Parsons    3/31/03  -0-        $775.00          $61,890      $62,665

Mr. Strausberg and Mr. Parsons received virtually all of his compensation from Wavecount, the Company's largest single sharehold, as a part of the management services fee charged by Wavecount to DIRX.

Item 11. Security Ownership of Certain Beneficial Owners and Management -- Regulation S-B Item 403.

The information required in this Item is set forth in the following table.

         MANAGEMENT AND 5% BENEFICIAL OWNERSHIP TABLE.

Name and Address                  Shares                          Percent (1)

Jon J. Bloomberg                  103,958                          4.270%
c/o Wavecount, Inc
42 Broadway, 11th Floor
New York, NY 10004

Wavecount, Inc.                 5,926,000                         38.600%
42 Broadway, 11th Floor
New York, NY 10004

Randy M. Strausberg                28,920                          4.270%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

David W. Parsons                    5,000                          4.270%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

Marc Greenspan                     45,000                          4.270%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

Elroy Drake                        60,000                          .390%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

Shoshana R. Kalman                 42,781                          4.270%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

Gerald Heilpern                     53,958                         4.270%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

Lewis Goldman                      375,937                         4.270%
c/o Wavecount, Inc.
42 Broadway, 11th Floor
New York, NY 10004

Capacity Unlimited, Inc.           846,000                          5.510%
18848 SE Highway 212
Clackamas, Or. 97015-8703

Cove Hill Consulting               752,000                          4.898%
P.O. 89
25 Hartwood way
Taftsville, Vt 05073


Directors and Officers             715,554                           4.660%
as a Group(5 individuals)

2. Mr. Strausberg was the Chairman and President of the Company. This figure now represents the ownership interest of his estate. Mr. Parsons is a Director, and prior to Mr. Strausberg's death, the Corporate Secretary, a Vice President and General Counsel. Since Mr. Strausberg's death, Mr. Parsons has become the Chairman and President of the Company. Mr. Greenspan is a Director and Corporate Treasurer and Mr. Drake is a Director.

3. Mr. Drake's address is in Chinle, Arizona.

Item 12. Certain  Relationships and Related  Transactions  --Regulation S-B Item
404.

No officer or director, or family member of an officer or director, has engaged in any material transaction with the Company within the last two years.

There is a receivable from Wavecount, Inc., a shareholder in the Company, in the amount of $218,991.

Item 13. Exhibits and Reports on Form 8-K -- Regulation S-B.

There are no documents required to be filed as Exhibits hereto that have not been previously filed as Exhibits, particularly all such documents filed as Exhibits to the Company's Registration Statement filed on Form SB-2 on or about March 5, 2003, all of which are specifically incorporated herein by reference as fully as though the same were set forth here verbatim.

No Current Reports on Form 8-K were filed during the fourth quarter of the year herein reported upon.

Item 14.  Controls and Procedures.  Item 307 of Regulation S-B.

In connection with the preparation of this Report, management of the Company has evaluated its internal controls and procedures. In addition, management has engaged the Company's principal outside auditors to make such a professional evaluation. Neither the management of th Company nor its outside auditors have found any material weaknesses in internal controls to exist.

   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act. The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                      Dupont Direct Financial Holdings, Inc
                                  (Registrant)

                       David W. Parsons, Chairman and CEO
                              (Signature and Title)

                       Date: June 27, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By:  Marc Greenspan, Acting Treasurer
                         Date: June 27, 2003

                         By: Jon J. Bloomberg, Acting Chief Operating Officer
                         Date: June 27, 2003

                         By: Carol Ann Ferrotta, Acting Chief Financial Officer
                         Date: June 27, 2003

                         By: Lewis Goldman, Acting Executive Vice President
                         Date: June 27, 2003

                         By: Shoshana R. Kalman, Acting Vice President
                         Date: June 27, 2003

                         By: Elroy Drake, Acting Director
                         Date: June 27, 2003

                                  CERTIFICATION

I, Jon J Bloomberg, Acting Chief Operating Officer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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


/s/
--------------------------------------------

Jon J Bloomberg,
 Acting  Chief Operating  Officer

June 26, 2003

                                  CERTIFICATION

I, Marc Greenspan, Acting Treasurer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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

/s/
--------------------------------------------

Marc Greenspan,
Acting Treasurer

June 26, 2003

                                  CERTIFICATION

I, Carol Ann Ferrotta, Acting Chief Financial Officer of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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

/s/
--------------------------------------------

Carol Ann Ferrotta
Acting Chief Financial Officer

Date:             June 26, 2003

                                  CERTIFICATION

I, Lewis Goldman, Acting Executive Vice President of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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

/s/
--------------------------------------------

Lewis Goldman,
Acting  Executive Vice President


Date:             June 26, 2003

                                  CERTIFICATION

I, Shoshana R. Kalman, Acting Vice President of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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

/s/
--------------------------------------------

Shoshana R. Kalman,
Acting   Vice President

Date:             June 26, 2003

                                  CERTIFICATION



I, Elroy Drake, Acting Director of Dupont Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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

/s/
--------------------------------------------

Elroy Drake,
Acting Director


Date:             June 26, 2003

                                 CERTIFICATION


I, David W. Parsons, Acting Chairman and CEO Direct financial Holdings, Inc., certify as follows.

1. I have reviewed this quarterly report on Form 10-KSB.

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

David W. Parsons
Chairman and CEO

Date:             June 26, 2003