Form 10QSB
period 2003-06-03
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2003-08-14
CIK 807904

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

                      For the Quarter ended June 30, 2003.

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

At June 30, 2003, there were 15,452,246 shares of common stock and equivalents, 500,000 nonvoting, redeemable, convertible (2:1) Series C Preferred shares, and 10 Series D nonvoting, redeemable Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year, ended 03/31/2003, were $5,274,565 compared to $5,125,410 for the prior fiscal year. The revenues for the most recent fiscal quarter were $1,526,577, and $1,560,824 for the quarter ended March 31, 2003.

FORM 10-QSB ITEM 1. (ITEM 310(b) of REGULATION S-B)
..
                              FINANCIAL STATEMENTS.

The financial statements required to be set forth in this Item precede and accompany this narrative description. The balance sheets as of June 30, 2003, and as of March 31, 2003 (the end of the last completed fiscal year) are presented and the changes discussed. The income statements for the June 30th quarter, and the comparable year-earlier period, are presented and the comparable results are discussed below.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2003(UNAUDITED) AND MARCH 31, 2003
                                                          JUNE 30      MARCH 31
                                                            2003         2003
                                                        (UNAUDITED)
                                                       ------------ ------------
                                     ASSETS
Current Assets
Cash, brokerage clearing accounts ..................      $125,999      $ 57,919
Cash, tradable certificates of deposit .............       466,528          --
Cash, other ........................................        63,614        71,534
Due from clearing agents ...........................        91,094        13,434
Due from stockholders ..............................       233,991       218,991
Trading marketable equity securities ...............       464,988       419,472
Gov't securities, at market value ..................       484,676       557,916
Due from affiliate .................................       315,238       262,939
Prepaid expenses and other current assets ..........        39,837        49,745
                                                         --------      --------
     Total current assets                                2,285,965     1,651,950
                                                       ------------ ------------
Property and equipment at cost                             185,089       162,575
   Less accumulated depreciation                          (153,609)    (147,071)
                                                       ------------ ------------
                                                            31,480        15,504
                                                       ------------ ------------
Other Assets

Notes receivable stockholders-6% 11/30/03 ........      1,000,000      1,000,000
Due from employees ...............................         85,888         85,888
Restricted investment securities .................      1,021,490      1,019,740
Construction in progress .........................           --           19,409
Rent security deposits ...........................         75,504         75,504
                                                        ---------      ---------
                                                        2,182,882      2,200,541
                                                       ------------ ------------
                                                      $ 4,500,327    $ 3,867,995
                                                       ============ ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses ................     $604,816     $498,887
Payable to clearing broker ...........................      380,812      149,247
Commission payable to subsidiary of affiliate ........       93,200       64,149
Corp. inc. and franch. taxes payable .................        7,210        8,737
Marketable securities sold short .....................      128,509        5,266
                                                           --------     --------
     Total current liabilities                            1,214,547      726,286
                                                       ------------ ------------
Deferred rent payable                                       110,842      110,842
                                                       ------------ ------------
Commitments and contingencies
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     June 30, 2003-issued and
     outstanding 15,452,246 shares;
     March 31, 2003-issued and
     outstanding 15,352,246 shares                          154,523      153,523
   Preferred stock,$0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares                1,000,000    1,000,000
   Preferred stock,$0.01 par-auth.50,is.,outst.10shares     100,000          -
   Additional paid in capital                             3,246,036    3,234,036
   Retained earnings(Accumulated deficit)                (1,314,371) (1,343,692)
   Unrealized loss on inv. securities                       (11,250)    (13,000)
                                                       ------------ ------------
                                                          3,174,938    3,030,867
                                                       ------------ ------------
                                                        $ 4,500,327  $ 3,867,995
                                                       ============ ============

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                                                              2003          2002
                                                      ------------- ------------
Revenues
Investment banking fees and advisory services ...    $    29,514    $    89,897
Commissions .....................................        211,056         76,415
Rebates .........................................          4,591          7,723
Customer driven principal transactions ..........      1,035,649      1,041,008
Handling charges and miscellaneous income .......         24,346         10,984
Firm trading ....................................        176,022        (50,159)
Dividands and interest ..........................         45,399         70,237
                                                     -----------    -----------
      Total revenue                                      1,526,577    1,246,105
                                                     ------------- ------------
Expenses
Employee compensation ...............................      528,383       511,178
Clearance fees ......................................      209,914       144,541
Communications and data processing ..................       51,246        31,806
Management fees and expenses- shareholder ...........      147,140       105,112
Rent ................................................       62,028        49,458
Depreciation ........................................        6,538         5,412
Professional fees, other fees and licenses ..........      117,736       187,554
Fees and royalties paid to affiliates ...............      233,310        91,600
Interest ............................................       60,520        55,328
Bad debts and settlements ...........................       40,841          --
General and administrative ..........................       54,420        52,771
Net(income)loss of minority owned affiliates ........      (27,799)       35,105
                                                          --------      --------
      Total expenses                                     1,484,277     1,269,865
                                                      ------------- ------------
Income(Loss) before income taxes                            42,300      (23,760)
Corporate income and franchise taxes                        12,979       30,840
                                                        ----------- ------------
NET INCOME (LOSS)                                           29,321      (54,600)
Accumulated deficit at beginning of period              (1,343,692)  (1,001,070)
                                                      ------------- ------------
Accumulated deficit at end of period                  $ (1,314,371) $(1,055,670)
                                                      ============= ============
Common stock-$.01 par-beg.of pd.                      $    153,523  $   147,828
  Shares issu.100,000 in 2003;160,000 in 2002                1,000        1,600
  Shares owned by subsid. 150,000 shares in 2002                 -       (1,500)
  Shares outstanding at end of pd., 15,452,246
                                                      ------------- ------------
    shares in 2003 and 14,792,756 in 2002             $    154,523  $   147,928
                                                      ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2         $  1,000,000  $ 1,000,000
                                                      ------------- ------------
  Balance at end of period-500,000 shares             $  1,000,000    1,000,000
                                                      ============= ============
Class D Nonvoting Preferred Stock-$0.01 par value
  Issued 10 shares April 24, 2003($100,000 redempt.val.$   100,000  $         -
                                                      ------------- ------------
  Balance at end of period-10 shares                  $    100,000  $         -
                                                      ============= ============
Additional paid in capital at beginning of period     $  3,234,036  $ 2,993,838
  Additional amounts received during period                 12,000       99,601
                                                     ------------- ------------
  Additional paid in capital at end of period         $  3,246,036  $ 3,093,439
                                                     ============= ============
Unrealized loss on investment securities
   Balance at beginning of period                    $    (13,000) $    (6,000)
  Change in value of investment securities                  1,750      (32,350)
                                                      ------------- ------------
  Balance at end of period                           $    (11,250) $   (38,350)
                                                      ============= ============
Shareholders Equity at end of period                 $  3,174,938  $ 3,147,347
                                                      ============= ============
Average number of shares outstanding                   15,451,147   14,666,382
Basic and fully diluted income(loss) per share             $0.00       ($0.00)

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                                                             2003          2002
                                                      ------------  ------------
Cash flows from operating activities
  Net income (loss)                                   $    29,321   $   (54,600)
                                                      ------------  ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ......................        6,538         5,412
Compensation and fees not paid in cash .............         --          91,200
Decrease (increase)in government securities ........       73,240       145,563
Decrease (increase)in receiv.fr.clearing agent .....      (77,660)       19,353
Increase in other current assets ...................       (5,161)         (121)
Increase (decrease) in accounts payable ............      107,251      (111,589)
Increase (decrease)in brokerage credit balances ....      231,565       362,733
Increase (decrease)in income taxes payable .........       (1,527)        8,125
Increase in deferred rent payable (Note 10) ........         --           4,285
Decrease (increase) in equity securities ...........      (45,447)      (70,087)
Decrease in marketable securities sold short .......      123,243            (4)
Undistributed (earnings) loss of affiliate .........      (27,799)       35,105
Decrease in cash overdraft .........................       (1,322)         --
Legal settlements not paid in cash .................       13,000          --
                                                         --------      --------
    Total adjustments                                     395,921       489,975
                                                      ------------  ------------
  Net cash provided (used) by operations                  425,242       435,375
                                                      ------------  ------------
Cash flow from investing activities:
    Cash advanced to and invested in investees                  -       (73,000)
    Advances to affiliates                                      -       (87,434)
    Cash repaid by (lent to) stockholder                        -         4,000
    Repayment of advances                                   4,551             -
    Advances to employees                                       -       (45,000)
    Cash paid for construction in progress                 (3,105)            -
                                                      ------------  ------------
  Net cash used by investing activities                     1,446      (201,434)
                                                      ------------  ------------
Cash flow from financing activities:
    Net cash remitted to shareholders                           -       (54,668)
    Cash collected for capital contributions              100,000        10,000
    Commission payable, investee                                -       (65,000)
                                                      ------------  ------------
  Net cash provided by financial activities               100,000      (109,668)
                                                      ------------  ------------
Net increase(decrease) in cash and equivalents            526,688       124,273
Cash and equivalents, beginning of year                   129,453       396,803
                                                      ------------  ------------
Cash and equivalents, end of period                   $   656,141   $   521,076
                                                      ============  ============
Supplemental disclosures of cash flow information:
  Interest expense                                    $    60,520        55,328
                                                      ============  ============
  Income Tax                                          $    14,496        21,321
                                                      ============  ============

FORM 10-QSB ITEM 2.            (ITEM 303 of REGULATION S-B).

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

B. FINANCIAL RESULTS OF OPERATIONS.

During the three month period ended June 30, 2003, that is, since the close of the last fiscal year, the Company has continued the revenue pace attained in the fourth quarter of last year, and materially improved over the year-ago quarter. Revenues were up 22.5%, or $280,000 to $1,526,577 over the same period a year ago when reported revenue was $1,246,105. The increased revenues were generated by improving retail equity commissions, up approximately $135,000, and firm proprietary equity trading, up approximately $226,000, both compared to the year earlier quarter, as the stock market began to show signs of breaking out of its "bear" cycle. On a per share basis (average outstanding shares) this computes to a profit, after provision for taxes, of less than $0.01 per share. This compares to a $0.03 per share profit in the year-earlier period.


The largest component of revenues was derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $1,036,000 (rounded). This revenue component fell by approximately $5,000 (rounded)over the same period at June 30, 2002, a negligible decrease.

Customer-driven riskless principal transactions themselves have two primary components.

The first component of customer-driven riskless principal revenue stems from a yield enhancement program offered to institutional investors with a portion of assets dedicated to investment in government zero-coupon bonds. Introduced through its Native American investment affiliate, the Company provides these clients a means to improve returns on that portion of their portfolios by taking advantage of market anomalies through the trading of different, substantially identical, series of zero coupon bonds. The Company's clients now have approximately $230,000,000 dedicated to this program. To the best of the Company's knowledge and information, this zero coupon based yield enhancement program is unique. Although the zero coupon securities market is somewhat thin in comparison to some other fixed income government securities market segments, the Company is capable of enlarging this program to the extent of and beyond any remotely conceivable client demand. This revenue line did not experience any growth over the year earlier period, principally because there was lessened volatility in the zero market.

The second component of customer-driven riskless principal transactions is based upon the Company's brokered deposit business, more commonly known as the brokered CD (Certificate of Deposit) business. This is a business line that exists to service financial institutions such as banks and savings and loan associations to attract deposits at the lowest possible costs. While the relationship of deposits to the operation of a bank or savings and loan is beyond the scope of this report, suffice it to say that there is a ready and robust demand for deposits, and CD instruments with many features pursuing them. The Company engages in the brokered deposit business on primarily a wholesale basis, and typically maintains a small inventory of CD instruments. To a lesser extent, the Company also places CDs with end users, i.e., individual retail customers. The Company is pleased with the development of its brokered deposit business, an expansion of it is expected and planned in the forthcoming fiscal quarters. The Company opened a New Jersey office during the quarter specifically to pursue the expansion of the brokered CD business line. This revenue component was up about $62,000 (rounded) or approximately 22.4%. Management believes this to be due to the attraction of several new customers that participate in an active CD trading strategy program similar to the program employed in the zero coupon trading program.

The Company's corresponding costs were also up over the year earlier period by approximately $214,000, or 16.8%. Almost all of this is directly attributable to direct compensation associated with the increased equity sales and trading revenue, and the remainder in executive compensation as pay levels were adjusted upwardly to be more in accordance with industry standards, rather than well below market where they had been previously set as a means to capitalize the Company.

There are no other known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

All of the Company's liquidity requirements during the quarter were met by internal sources, and are expected to be met by such internal sources throughout the remainder of the current fiscal year which ends on March 31, 2004.

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

C. BACKGROUND.

The Company is a Georgia corporation formed in 1980.1 From its organization,
--------

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

The principal operating business during the June 30, 2003, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Asset Management LLC (WAM), Wavecount Advisory Services, Inc. (WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47.5%) interest in Native American Financial Services Company ("NAFSCO").2 NASFCo owns 100% of a broker-dealer named Native American Securities Company (NASCo) that is managed exclusively by the Company. The Company also owns 100% of an inactive broker-dealer known as American International Securities (AIS).

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

1. Dupont Securities Group, Inc.

Dupont Securities Group, Inc. ("DSGI") is the Company's most active and productive operating business.3

DSGI has a direct clearing arrangement with the Bank of New York, as the acquirer of Schroder & Co., Inc.'s clearing agent subsidiary, in order to carry on and maintain certain of its institutional fixed income and all of its retail equity trading. The Bank of New York, the oldest bank in the country, was founded by Alexander Hamilton. Its clearing subsidiary is housed in a separate clearing entity known as Bank of New York Clearing Services LLC (BNY Clearing). As a result, DSGI has posted collateral security with BNY Clearing adequate for this purpose. The collateral deposited at BNY Clearing for the accommodation of Guaranty Letters remains part of DSGI's capital (regulatory and otherwise).

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

2. Native American Securities Company.

As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. This business is conducted by DIRX through its 47.5% investment in Native American Financial Services Co. (NAFSCo), that itself owns 100% of Native American Securities Company, an SEC registered, NASD member, $100,000 net capital broker-dealer. This portion of DIRX' business is now visible in the consolidated financial statements as "minority owned affiliates."

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


PART II.                   OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS (Item 103 of Regulation S-B).

As of June 30, 2003, several legal proceedings, including proceedings before arbitral forums, have been initiated and are proceeding against the Company or its subsidiaries, and, or in the alternative, sometimes certain officers (primarily Messrs. Strausberg and Parsons) in the normal course of its business. Almost all of these proceedings are frivolous, or brought when the claimants learned that the

Company was no longer dormant and might be a "deep pocket" for claims that are otherwise meritless as to the Company, are for exaggerated sums, or all three. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously.

Pursuant to Item 103 of Regulation S-B the following matter may be required to be specifically disclosed.

The Company and its DSGI subsidiary are defendants in a civil action in the Supreme Court of New York for New York County styled Kisiel, et al. vs. Dupont Direct Financial Holdings, Inc., et al. The suit seeks to hold the defendants liable for the judgment debt of a former employer of two of its officers and directors, Messrs. Strausberg and Parsons, based on theories that the Company is the successor in interest to the former employer, or is the recipient of assets of the former employer fraudulently conveyed to it, or is otherwise somehow liable. The action was initiated in late April 2002. The underlying judgment debt of the former employer for which the plaintiff seeks to hold the Company liable is for over $32,000,000. The underlying judgment debt is based on facts which occurred before 1995, well before Messrs. Strausberg and Parsons had even heard of the former employer.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None.

ITEM 5.  OTHER INFORMATION.

In its Form 10-KSB for the period ended March 31, 2002, and filed on or about June 28, 2002, the Company reported that its Chairman and President, Randy Strausberg, had become ill with a condition known as myleodisplasia, and that he would be required to take a medical leave of absence. Mr. Strausberg was on leave during most of the quarter covered by this Report, had been released from the hospital, and had been planning his return to work on a part-time basis. Mr. Strausberg experienced complications from his medical care, and died unexpectedly on June 11, 2003.

The Company's Board of Directors has named another founder of the Company, David
W. Parsons, as its new Chairman and Chief Executive Officer. A new General Counsel will be hired to assume most of Mr. Parsons' former duties and responsibilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

For the period covered by this Report, there are no exhibits required by Item 601 of Regulation S-B.

Interim reports on Forms 8-K were filed during the quarter for which this report is filed, on June 13th and June 18th, relative to the death of Mr. Strausberg, and the appointment of David W. Parsons as his successor.

SIGNATURES.

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

                                           Date:             August 14, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 By: Carol Ann Ferrotta,  Chief Financial Officer
     Date: August 14, 2003

                                  CERTIFICATION

I, David W. Parsons, Chief Executive Officer and Chief Legal Officer of Dupont Direct Financial Holdings, Inc., certify as follows.

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


/s/


--------------------------------------------

David W. Parsons, Chairman, CEO and Secretary and Chief Legal Officer


Date:             August 14, 2003

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

August 14, 2003

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

August 14, 2003

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

Date:             August 14, 2003

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


Date:             August 14, 2003

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

Date:    August 14, 2003

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


Date:  August 14, 2003