Form 10-Q
period 2003-09-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2003-11-14
CIK 807904

10QSB
form10qsb6303.txt
FORM 10QSB 9-30-2003

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

                         Commission file number 0-15900

                    For the Quarter ended September 30, 2003.

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

At September 30, 2003, there were 15,452,246 shares of common stock and equivalents, 500,000 nonvoting, redeemable, convertible (2:1) Series C Preferred shares, and 10 Series D nonvoting, redeemable Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year, ended 03/31/2003, were $5,274,565 compared to $5,125,410 for the prior fiscal year. The revenues for the most recent fiscal quarter were $1,280,913; and $1,526,577 for the quarter ended June 30, 2003.


                              FINANCIAL STATEMENTS.

The financial statements required to be set forth in this Item precede and accompany this narrative description. The balance sheets as of September 30, 2003, and as of March 31, 2003 (the end of the last completed fiscal year) are presented and the changes discussed. The income statements for the September 30th quarter, and the comparable year-earlier period, are presented and the comparable results are discussed below.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2003 (UNAUDITED) AND MARCH 31, 2003

                                                          SEPTEMBER 30   MARCH 31
                                                              2003         2003
                                                          (UNAUDITED)
                                                          ------------ ------------
                                     ASSETS
Current Assets
   Cash, brokerage clearing accounts                      $     9,818  $    57,919
   Cash, other                                                 40,225       71,534
   Tradable certificates of deposit                           489,349            -
   Due from clearing agents                                    96,766       13,434
   Due from stockholders,incl.interest $115,000;$85,000       115,000      218,991
   Trading marketable equity securities                       418,431      419,472
   Gov't securities, at market value                        1,945,295      557,916
   Due from affiliate                                          87,675      262,939
   Prepaid expenses and other current assets                   62,017       49,745
                                                          ------------ ------------
     Total current assets                                   3,264,576    1,651,950
                                                          ------------ ------------
Property and equipment at cost                                185,089      162,575
   Less accumulated depreciation                             (160,147)    (147,071)
                                                          ------------ ------------
                                                               24,942       15,504
                                                          ------------ ------------
Other Assets
   Investment in affiliates-note receivable                   184,000            -
   Notes receivable stockholders-6% 11/30/03                1,000,000    1,000,000
   Due from employees                                          85,888       85,888
   Restricted investment securities                         1,021,990    1,019,740
   Construction in progress                                         -       19,409
   Rent security deposits                                      75,504       75,504
                                                          ------------ ------------
                                                            2,367,382    2,200,541
                                                          ------------ ------------
                                                          $ 5,656,900  $ 3,867,995
                                                          ============ ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                  $   670,439  $   498,887
   Payable to clearing broker                                 559,242      149,247
   Commission payable to subsidiary of affiliate               58,900       64,149
   Corp. inc. and franch. taxes payable                         6,471        8,737
   Marketable securities sold short                         1,495,267        5,266
                                                          ------------ ------------
     Total current liabilities                              2,790,319      726,286
                                                          ------------ ------------
Deferred rent payable                                         110,842      110,842
                                                          ------------ ------------
Commitments and contingencies
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     September 30, 2003-issued and
     outstanding 15,452,246 shares;
     March 31, 2003-issued and
     outstanding 15,352,246 shares                            154,523      153,523
   Preferred stock,$0.01 par value-auth. 5,000,000 shs.
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares                  1,000,000    1,000,000
   Preferred stock,$0.01 par-auth.50,is.,outst.10shares       100,000            -
   Additional paid in capital                               3,246,036    3,234,036
   Retained earnings(Accumulated deficit)                  (1,734,070)  (1,343,692)
   Unrealized loss on inv. securities                         (10,750)     (13,000)
                                                          ------------ ------------
                                                            2,755,739    3,030,867
                                                          ------------ ------------
                                                          $ 5,656,900  $ 3,867,995
                                                          ============ ============

Note-The Company has determined that its 47.5% owned subsidiary, Native American Financial Services, Inc.(NAFSCO)constitutes a Variable Interest Entity, as defined, which we consolidated with the Company on the effective date of the related Financial Account Standards Board Interpretation. NAFSCO had unaudited consolidated assets of approx $276,000 as of September 30, 2003 and had unaudited consolidated revenues of approx. $420,000 for the six months ended September 30, 2003. However virtually all such were derived from the Company.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30,(UNAUDITED)

                                                              2003          2002
                                                          ------------- ------------

Revenues
   Investment banking fees and advisory services          $     29,514  $    89,897
   Commissions                                                 433,379       76,415
   Certificate of deposit trading                              257,330            -
   Rebates                                                      10,964        7,723
   Customer driven principal transactions                    1,471,486    1,041,008
   Handling charges and miscellaneous income                    43,865       10,984
   Firm trading                                                469,783      (50,159)
   Dividants and interest                                       91,973       70,237
                                                          ------------- ------------
      Total revenue                                          2,808,294    1,246,105
                                                          ------------- ------------
Expenses
   Employee compensation                                     1,105,717      511,178
   Clearance fees                                              451,752      144,541
   Communications and data processing                          149,188       31,806
   Management fees and expenses- shareholder                   408,480      105,112
   Rent                                                        112,106       49,458
   Depreciation                                                 13,076        5,412
   Professional fees, other fees and licenses                  180,395      187,554
   Fees and royalties paid to affiliates                       417,730       91,600
   Interest                                                    103,198       55,328
   Bad debts and settlements                                    54,052            -
   General and administrative                                  140,698       52,771
   Net loss of minority owned affiliates                        49,164       35,105
                                                          ------------- ------------
      Total expenses                                         3,185,556    1,269,865
                                                          ------------- ------------
Income(Loss) before income taxes                              (377,262)     (23,760)
Corporate income and franchise taxes                            13,116       30,840
                                                          ------------- ------------
NET INCOME (LOSS)                                             (390,378)     (54,600)
Accumulated deficit at beginning of period                  (1,343,692)  (1,001,070)
                                                          ------------- ------------
Accumulated deficit at end of period                      $ (1,734,070) $(1,055,670)
                                                          ============= ============
Common stock-$.01 par-beg.of pd.                          $    153,523  $   147,828
  Shares issu.100,000 in 2003;160,000 in 2002                    1,000        1,600
  Shares owned by subsid. 150,000 shares in 2002                     -       (1,500)
  Shares outstanding at end of pd., 15,452,246
                                                          ------------- ------------
    shares in 2003 and 14,792,756 in 2002                 $    154,523  $   147,928
                                                          ============= ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2             $  1,000,000  $ 1,000,000
                                                          ------------- ------------
  Balance at end of period-500,000 shares                 $  1,000,000    1,000,000
                                                          ============= ============
Class D Nonvoting Preferred Stock-$0.01 par value
  Issued 10 shares April 24, 2003($100,000 redempt.val.)  $    100,000  $         -
                                                          ------------- ------------
  Balance at end of period-10 shares                      $    100,000  $         -
                                                          ============= ============
Additional paid in capital at beginning of period         $  3,234,036  $ 2,993,838
  Additional amounts received during period                     12,000       99,601
                                                          ------------- ------------
  Additional paid in capital at end of period             $  3,246,036  $ 3,093,439
                                                          ============= ============
Unrealized loss on investment securities
   Balance at beginning of period                         $    (13,000) $    (6,000)
  Change in value of investment securities                       2,250      (32,350)
                                                          ------------- ------------
  Balance at end of period                                $    (10,750) $   (38,350)
                                                          ============= ============
Shareholders Equity at end of period                      $  2,755,739  $ 3,147,347
                                                          ============= ============
Average number of shares outstanding                      15,451,147   14,666,382
Basic and fully diluted income(loss) per share               ($0.03)      ($0.00)

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
               FOR THE SIX MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

                                                               2003          2002
                                                           ------------  ------------

Cash flows from operating activities
  Net income (loss)                                        $  (390,378)  $   (54,600)
                                                           ------------  ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                               13,076         5,412
    Compensation and fees not paid in cash                           -        91,200
    Decrease (increase)in government securities             (1,387,379)      145,563
    Decrease (increase)in receiv.fr.clearing agent             (36,477)       19,353
    Increase in other current assets                           (12,681)         (121)
    Increase (decrease) in accounts payable                    144,235      (111,589)
    Increase (decrease)in brokerage credit balances            409,995       362,733
    Increase (decrease)in income taxes payable                  (2,266)        8,125
    Increase in deferred rent payable (Note 10)                      -         4,285
    Decrease (increase) in equity securities                     1,149       (70,087)
    Decrease in marketable securities sold short             1,490,001            (4)
    Undistributed (earnings) loss of affiliate                  49,164        35,105
    Decrease in cash overdraft                                  (1,317)            -
    Legal settlements not paid in cash                          13,000             -
    (Increase) decrease in other assets                              3             -
    Increase in accrued interest receivable                    (30,000)            -
                                                           ------------  ------------
    Total adjustments                                          650,503       489,975
                                                           ------------  ------------
  Net cash provided (used) by operations                       260,125       435,375
                                                           ------------  ------------
Cash flow from investing activities:
    Cash advanced to and invested in investees                       -       (73,000)
    Advances to affiliates                                    (166,726)      (87,434)
    Cash repaid by (lent to) stockholder                       142,640         4,000
    Advances to employees                                            -       (45,000)
    Cash paid for construction in progress                      (3,105)            -
                                                           ------------  ------------
  Net cash used by investing activities                        (27,191)     (201,434)
                                                           ------------  ------------
Cash flow from financing activities:
    Net cash remitted to shareholders                                -       (54,668)
    Cash balances-subsidiaries acquired                         67,800             -
    Cash collected for capital contributions                   100,000        10,000
    Commission payable, investee                                     -       (65,000)
                                                           ------------  ------------
  Net cash provided by financial activities                    167,800      (109,668)
                                                           ------------  ------------
Net increase(decrease) in cash and equivalents                 400,734       124,273
Cash and equivalents, beginning of year                        129,453       396,803
                                                           ------------  ------------
Cash and equivalents, end of period                        $   530,187   $   521,076
                                                           ============  ============
Supplemental disclosures of cash flow information:
  Interest expense                                         $   193,198        55,328
                                                           ============  ============
  Income Tax                                               $    14,496        21,321
                                                           ============  ============


                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND CHANGES IN RETAINED EARNINGS (DEFICIT)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

                                                            2003            2002
                                                        (UNAUDITED)     (UNAUDITED)
Revenues
   Investment banking fees                             $           -    $      8,342
   Commissions                                               222,323          64,939
   Rebates                                                     6,373           6,195
   Customer driven principal transactions                    435,837       1,323,784
   Certificate of deposit trading                            257,370               -
   Handling charges and miscellaneous income                  19,517          12,115
   Firm trading                                              293,719            (414)
   Dividends and interest                                     45,774          44,792
                                                       --------------   -------------
      Total revenue                                        1,280,913       1,459,753
                                                       --------------   -------------
Expenses
   Employee compensation                                     577,334         403,502
   Clearance fees and trading costs                          241,838         159,498
   Communications and data processing                         97,942         110,927
   Management fees paid to stockholder                       261,340         331,780
   Rent                                                       50,078          51,244
   Depreciation                                                6,538           5,412
   Fees and licenses,including$69,513 to affl.-2003           92,579          73,391
   Fees and royalties paid to minority affiliate             154,500         168,966
   Bad debts and settlements                                  13,211         199,701
   Interest                                                   42,678          65,897
   General and administrative                                 85,474          23,471
   Net loss of minority owned affiliate                       76,963          26,208
                                                       --------------   -------------
      Total expenses                                       1,700,475       1,619,997
                                                       --------------   -------------
Income (loss) before income taxes                           (419,562)       (160,244)
Corporate income and franchise taxes                             137         (21,482)
                                                       --------------   -------------
NET INCOME (LOSS)                                           (419,699)       (138,762)
Retained earnings(accumulated deficit)at January 1        (1,314,371)     (1,055,670)
                                                       --------------   -------------
Retained earnings(accumulated deficit)at March 31      $  (1,734,070)   $ (1,194,432)
                                                       ==============   =============
Average number of shares outstanding                      15,452,334      14,881,909
Net income (loss) per common share outstanding           ($0.03)        ($0.06)


                         2. MANAGEMENT'S DISCUSSION AND
ANALYSIS.

A. SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic cycles competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obsolescences in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission (SEC). The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

B. FINANCIAL RESULTS OF OPERATIONS.

During the six month period ended September 30, 2003, that is, since the close of the last fiscal year, the Company has materially improved over the year-ago quarter. Revenues increased over 2.25 times or $2,808,294 to $1,246,105 over the same period a year ago. However, for the three month period ending September 30, 2003, there was a decrease in revenues of approximately 13%. Reported revenue on September 30,2003 totaled $1,280,913; on September 30, 2002, reported revenue was $1,459,753.

The increased revenues were generated by improving retail equity commissions, up substantially from ($414) to $293,719 for the quarter. However, firm proprietary equity trading, up approximately $893,520, compared to the year earlier six month period, but down $630,577 in the current quarter as compared to the year ago quarter.

The volatility of interest rates, particularly in July, resulted in the loss of revenue. Since the firm's proprietary equity trading represents a larger portion of revenue than does retail equity commissions, the effect of gains in the retail equity commissions did not offset the losses in proprietary equity trading. The effect on business was negative.

On a per share basis (average outstanding shares) this computes to a loss, after provision for taxes, of $0.03 per share for the quarter, however, in the year-earlier period, the loss per share was $0.06.

The largest component of revenues was derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $435,837. This revenue component fell by approximately 109% over the same period of September 30, 2002, a decrease reflected throughout fixed income markets and particularly in the Company's customer driven riskless transactions, where a rise in yield, as occurred in July and August, negatively impacted the volume of transactions.

Customer-driven riskless principal transactions themselves have two primary components. In this statement, each of the components has been separated into its own category "customer driven principal transactions" and "Certificate of Deposit trading." Certificate of Deposit trading prior to July 1, 2003 was included with the revenues for customer driven principal transactions.

The first component of customer-driven riskless principal revenue stems from a yield enhancement program offered to institutional investors with a portion of assets dedicated to investment in government zero-coupon bonds. Introduced through its Native American investment affiliate, the Company provides these clients a means to improve returns on that portion of their portfolios by taking advantage of market anomalies through swapping different, substantially identical, series of zero coupon bonds. The Company's clients now have approximately $230,000,000 dedicated to this program. To the best of the Company's knowledge and information, this zero coupon based yield enhancement program is unique. Although the zero coupon securities market is somewhat thin in comparison to some other fixed income government securities market segments, the Company is capable of enlarging this program to the extent of and beyond any remotely conceivable client demand. This revenue line experienced no growth over the year earlier period, principally because there was increased volatility and rise in yield in the zero market.

The second component of customer-driven riskless principal transactions is based the Company's brokered deposit business, more commonly known as the brokered CD (Certificate of Deposit) business. This is a business line that exists to service financial institutions such as banks and savings and loan associations to attract deposits at the lowest possible costs. While the relationship of deposits to the operation of a bank or savings and loan is beyond the scope of this report, there is a ready demand for deposits, and CD instruments. The Company engages in the brokered deposit business on primarily a wholesale basis, and typically maintains a inventory of CD instruments. To a lesser extent, the Company also places CDs with end users, i.e., individual retail customers. The Company is pleased with the development of its brokered deposit business, an expansion of it is expected and planned in the forthcoming fiscal quarters. The Company opened a New Jersey office in April specifically to pursue the expansion of the brokered CD business line. This revenue component was increased by 10% for the quarter. Management believes this to be due to the attraction of several new customers that participate in an active CD trading strategy program similar to the program employed in the zero coupon trading program.

The Company's corresponding costs were also up over the year earlier period by approximately $80,478, or under 5%. Much of this cost containment is attributable to reductions in direct compensation associated with revenue decline. General and administrative expenses, fees and license fees, over which the Company has less influence or control, continue to increase.

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

C. BACKGROUND.

The Company is a Georgia corporation formed in 1980. From its organization, the Company's business consisted of a chain of retail import stores in Georgia, South Carolina and Alabama; they offered a wide assortment of home furnishings imported principally from the orient. The Company also offered domestically manufactured solid brass beds, home furnishings and gifts. The Company conducted an initial public offering in February 1987 pursuant to a Form S-18 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

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

The principal operating business during the September 30, 2003, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Advisory Services, Inc. (WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47.5%) interest in Native American Financial Services Company (NAFSCO) NASFCO owns 100% of a broker-dealer named Native American Securities Co., Inc. (NASCO) that is managed exclusively by the Company. The Company also owns 100% of an inactive broker-dealer known as American International Securities, Inc. (AIS).

D. THE OPERATING COMPANIES.

With respect to the operating businesses aside from DSGI, a brief description of each of the other businesses has been included in the Company's Annual, Interim and Current Reports on Forms 10-KSB, 10-QSB, and 8-K filed since on or about February 8, 2000. Those discussions are incorporated herein by reference as fully as though they were set forth here verbatim.


Dupont Securities Group, Inc.

Dupont Securities Group, Inc. (DSGI) is the Company's most active and productive operating business.

DSGI provides a broad range of securities services to a diverse clientele, including high net worth individuals, institutions, and other broker/dealers, and corporation finance and investment banking services to a variety of businesses.

DSGI is registered as a broker-dealer with the Securities and Exchange Commission (SEC) pursuant to section 15 of the Securities Exchange Act of 1934,('34 Act or Exchange Act), and is a member of the National Association of Securities Dealers, Inc. (NASD), a national securities association registered with the SEC pursuant to section 15A of the '34 Act. It is also registered with the Municipal Securities Rulemaking Board (MSRB), a board appointed by the SEC and under its supervision, and a subscriber to the coverage of the Securities Investors Protection Corporation (SIPC). As a result of these various qualifications, it is eligible to conduct its operations nationwide and worldwide, including all U.S. districts and territories, and is directly licensed to conduct its retail equity business in 45 domestic jurisdictions.

DSGI provides principal dealing services to Institutional and Retail Clients. Currently, the firm has opened as accounts a number of well-known International Banks, Investment Funds and municipal pension funds to trade in a variety of Investment Grade Securities. Generally, a salesperson will receive a firm order to buy or sell a security or group of securities from an Institutional account. Typically, these orders are executed with large market-making bond dealers, usually those designated as Primary Dealers by the Federal Reserve Bank, or institutions of like standing. DSGI trades with these large accounts facilitated with Guaranty Letters provided by one of its clearing agent Pershing, LLC ,or Wexford, LLC.

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

Native American Securities Co., Inc.

As a specialty, the Company has focused on providing assistance to Native American Nations in analyzing their financing requirements, structuring offerings, evaluating business proposals for these needs and raising funds and managing funds. This business is conducted by DIRX through its 47.5% investment in Native American Financial Services Company (NAFSCO), that itself owns 100% of Native American Securities Co., Inc., an SEC registered, NASD member, $100,000 net capital broker-dealer. This portion of DIRX' business is now visible in the consolidated financial statements as "minority owned affiliates."

American International Securities, Inc.

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

The Company acquired EBAS for the purpose of housing within it certain business lines, primarily a wholesale fixed income brokerage, that for practical business reasons, such as market acceptability and risk management, it did not and does not wish to develop within DSGI or NASCO. The opportunity to develop this business line was available and apparent to the Company at the time it acquired AIS/EBAS disappeared when regulatory approval for the change in ownership was delayed. AIS/EBAS has thus been inactive since its acquisition. The Company is actively seeking a purchaser for AIS/EBAS.


PART II.                          OTHER INFORMATION.

LEGAL PROCEEDINGS

As of September 30, 2003, several legal proceedings, including proceedings before arbitral forums, have been initiated and are proceeding against the Company or its subsidiaries, and, or in the alternative, sometimes certain officers (primarily Messrs. Strausberg and Parsons) in the normal course of its business. Almost all of these proceedings are frivolous, or brought when the claimants learned that the Company was no longer dormant and might be a "deep pocket" for claims that are otherwise meritless as to the Company, are for exaggerated sums, or all three. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously.

Pursuant to Item 103 of Regulation S-B the following matter may be required to be specifically disclosed.

The Company and its DSGI subsidiary are defendants in a civil action in the Supreme Court of New York for New York County styled Sharon Gale Kisiel, Frank Barnard, Phillip E. Cobb, O. Dale Coburn, Leo Corrigan III, Rex Cumming, Sharon Gale as Custodian for Taylor Gale, Sharon Gale as Custodian for Victoria Gale, Sharon Gale on behalf of the Sharon Devault Gale Special Account, Doris Heidbrink, Richard Heidbrink, Individually and on behalf of Richard M. Heidbrink IRA, Clarice Henderson, David Kubes, Steve Mathews, Dwayne Meacham, Barbara Meacham, Mrs. C. E. Meacham, Kimberly, Michael Miesch, Helen Shepler, Philip and Nancy Shalen, Kent Stobaugh, Nancy Stobaugh, Caroline Street, Gene Street, Gene and Leisa Street on behalf of Gene Street Special Account, Gene and Leisa Street on behalf of Street Children Custodial Account, H. Edward Toles, Jr. H. Edward Toles III on behalf of H. Edward Toles, Jr., H. Edward Toles, III on behalf of
H. Edward Toles, IV, Gene Wilson, Martin Woodall, Sue Wymond, James M. Wosenitz, Frank Elliott, M.D., Individually and on behalf of the Frank Elliott, M.D. P.A. Profit Sharing Plan and Connie Bushnell as authorized representative of the Elliott Family Irrevocable Trust vs. Dupont Direct Financial Holdings, Inc. f/k/a FAB Global, Inc., Dupont Securities Group, Inc. and FAB Securities of America, Inc.

The suit seeks to hold the defendants liable for the judgment debt of a former employer of two of its officers and directors, Messrs. Strausberg and Parsons, based on theories that the Company is the successor in interest to the former employer, or is the recipient of assets of the former employer fraudulently conveyed to it, or is otherwise somehow liable. The action was initiated in late April 2002. The underlying judgment debt of the former employer for which the petitioners seeks to hold the Company liable is for over $32,000,000. The underlying judgment debt is based on facts which occurred before 1995, well before Messrs. Strausberg and Parsons had even heard of the former employer.

The Petitioners' motion for summary judgment was denied on April 29,2003 and discovery continues, based on the non-final disposition of the motion.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

DEFAULTS UPON SENIOR SECURITIES.

None.

SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None.

OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

For the period covered by this Report, there are no exhibits required by Item 601 of Regulation S-B.

No information was reported on Form 8-K during the quater for in this report is filed.

SIGNATURES.

In accordance with Section 13 or 15(d) of the Exchange Act. The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                          Dupont Direct Financial Holdings, Inc.
                                          (Registrant)

                                          David W. Parsons, Chairman and CEO
                                          (Signature and Title)

                                          Date:       November 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    Carol Ann Ferrotta, Chief Financial Officer
       Date: November 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


/s/ David W. Parsons
--------------------------------------------

David W. Parsons, Chairman, CEO and Secretary and Chief Legal Officer


Date:       November 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

/s/ Marc Greenspan
--------------------------------------------

Marc Greenspan,
Acting Treasurer

Dated:      November 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

/s/ Carol Ann Ferrotta
--------------------------------------------

Carol Ann Ferrotta
Acting Chief Financial Officer

Date:       November 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

/s/ Lewis Goldman
--------------------------------------------

Lewis Goldman,
Acting Executive Vice President

Date:       November 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; an

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Elroy Drake
--------------------------------------------

Elroy Drake,
Director

Date: November 14, 2003