Form 10QSB/A
period 2003-09-30
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2003-12-16
CIK 807904

FORM 10QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15900

                    For the Quarter ended September 30, 2003.

                                   FORM 10-QSB/A

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

                                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

At September 30, 2003, there were 15,452,246 shares of common stock and equivalents, 500,000 nonvoting, redeemable, convertible (2:1) Series C Preferred shares, and 10 Series D nonvoting, redeemable Preferred shares issued and outstanding.

                                Explanatory Note

      This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Dupont Direct Financial Holdings, Inc. for the fiscal quarter ended September 30, 2003 is being filed in order to

      1) Amend the Financial Results of Operations discussion in the Management's Discussion and Analysis (Item 2 of Part I of Quarterly Report on Form 10-Q) to correct the percentage of decrease in revenues derived from customer-driven riskless (or nearly riskless) principal proprietary transactions from previous period which was reported as 109%. The correct percentage is 55.6%.

      2) Provide Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in the Quarterly Report.

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

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2003 (UNAUDITED) AND MARCH 31, 2003

                                                             SEPTEMBER 30     MARCH 31
                                                                 2003           2003
                                                             (UNAUDITED)
                                                             ------------    ------------
                                     ASSETS
Current Assets

   Cash, brokerage clearing accounts                         $      9,818    $     57,919
   Cash, other                                                     40,225          71,534
   Tradable certificates of deposit                               489,349              --
   Due from clearing agents                                        96,766          13,434
   Due from stockholders,incl.interest $115,000;$85,000           115,000         218,991
   Trading marketable equity securities                           418,431         419,472
   Gov't securities, at market value                            1,945,295         557,916
   Due from affiliate                                              87,675         262,939
   Prepaid expenses and other current assets                       62,017          49,745
                                                             ------------    ------------
     Total current assets                                       3,264,576       1,651,950
                                                             ------------    ------------
Property and equipment at cost                                    185,089         162,575
   Less accumulated depreciation                                 (160,147)       (147,071)
                                                             ------------    ------------
                                                                   24,942          15,504
                                                             ------------    ------------
Other Assets
   Investment in affiliates-note receivable                       184,000              --
   Notes receivable stockholders-6% 11/30/03                    1,000,000       1,000,000
   Due from employees                                              85,888          85,888
   Restricted investment securities                             1,021,990       1,019,740
   Construction in progress                                            --          19,409
   Rent security deposits                                          75,504          75,504
                                                             ------------    ------------
                                                                2,367,382       2,200,541
                                                             ------------    ------------
                                                             $  5,656,900    $  3,867,995
                                                             ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                     $    670,439    $    498,887
   Payable to clearing broker                                     559,242         149,247
   Commission payable to subsidiary of affiliate                   58,900          64,149
   Corp. inc. and franch. taxes payable                             6,471           8,737
   Marketable securities sold short                             1,495,267           5,266
                                                             ------------    ------------
     Total current liabilities                                  2,790,319         726,286
                                                             ------------    ------------
Deferred rent payable                                             110,842         110,842
                                                             ------------    ------------
Commitments and contingencies
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     September 30, 2003-issued and
     outstanding 15,452,246 shares;
     March 31, 2003-issued and
     outstanding 15,352,246 shares                                154,523         153,523
   Preferred stock,$0.01 par value-auth. 5,000,000 shs
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares                      1,000,000       1,000,000
   Preferred stock,$0.01 par-auth.50,is.,outst.10shares           100,000              --
   Additional paid in capital                                   3,246,036       3,234,036
   Retained earnings(Accumulated deficit)                      (1,734,070)     (1,343,692)
   Unrealized loss on inv. securities                             (10,750)        (13,000)
                                                             ------------    ------------
                                                                2,755,739       3,030,867
                                                             ------------    ------------
                                                             $  5,656,900    $  3,867,995
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

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30,(UNAUDITED)

                                                               2003            2002
                                                           ------------    ------------
Revenues
   Investment banking fees and advisory services           $     29,514    $     89,897
   Commissions                                                  433,379          76,415
   Certificate of deposit trading                               257,330              --
   Rebates                                                       10,964           7,723
   Customer driven principal transactions                     1,471,486       1,041,008
   Handling charges and miscellaneous income                     43,865          10,984
   Firm trading                                                 469,783         (50,159)
   Dividants and interest                                        91,973          70,237
                                                           ------------    ------------
      Total revenue                                           2,808,294       1,246,105
                                                           ------------    ------------
Expenses
   Employee compensation                                      1,105,717         511,178
   Clearance fees                                               451,752         144,541
   Communications and data processing                           149,188          31,806
   Management fees and expenses- shareholder                    408,480         105,112
   Rent                                                         112,106          49,458
   Depreciation                                                  13,076           5,412
   Professional fees, other fees and licenses                   180,395         187,554
   Fees and royalties paid to affiliates                        417,730          91,600
   Interest                                                     103,198          55,328
   Bad debts and settlements                                     54,052              --
   General and administrative                                   140,698          52,771
   Net loss of minority owned affiliates                         49,164          35,105
                                                           ------------    ------------
      Total expenses                                          3,185,556       1,269,865
                                                           ------------    ------------
Income(Loss) before income taxes                               (377,262)        (23,760)
Corporate income and franchise taxes                             13,116          30,840
                                                           ------------    ------------
NET INCOME (LOSS)                                              (390,378)        (54,600)
Accumulated deficit at beginning of period                   (1,343,692)     (1,001,070)
                                                           ------------    ------------
Accumulated deficit at end of period                       $ (1,734,070)   $ (1,055,670)
                                                           ============    ============
Common stock-$.01 par-beg.of pd                            $    153,523    $    147,828
  Shares issu.100,000 in 2003;160,000 in 2002                     1,000           1,600
  Shares owned by subsid. 150,000 shares in 2002                     --          (1,500)
                                                           ------------    ------------
  Shares outstanding at end of pd., 15,452,246
    shares in 2003 and 14,792,756 in 2002                  $    154,523    $    147,928
                                                           ============    ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2              $  1,000,000    $  1,000,000
                                                           ------------    ------------
  Balance at end of period-500,000 shares                  $  1,000,000       1,000,000
                                                           ============    ============
Class D Nonvoting Preferred Stock-$0.01 par value
  Issued 10 shares April 24, 2003($100,000 redempt.val.)   $    100,000    $         --
                                                           ------------    ------------
  Balance at end of period-10 shares                       $    100,000    $         --
                                                           ============    ============
Additional paid in capital at beginning of period          $  3,234,036    $  2,993,838
  Additional amounts received during period                      12,000          99,601
                                                           ------------    ------------
  Additional paid in capital at end of period              $  3,246,036    $  3,093,439
                                                           ============    ============
Unrealized loss on investment securities
   Balance at beginning of period                          $    (13,000)   $     (6,000)
  Change in value of investment securities                        2,250         (32,350)
                                                           ------------    ------------
  Balance at end of period                                 $    (10,750)   $    (38,350)
                                                           ============    ============
Shareholders Equity at end of period                       $  2,755,739    $  3,147,347
                                                           ============    ============
Average number of shares outstanding                         15,451,147      14,666,382
Basic and fully diluted income(loss) per share                   ($0.03)         ($0.00)

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
               FOR THE SIX MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

                                                                              2003           2002
                                                                          -----------    -----------
Cash flows from operating activities
  Net income (loss)                                                       $  (390,378)   $   (54,600)
                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              13,076          5,412
    Compensation and fees not paid in cash                                         --         91,200
    Decrease (increase)in government securities                            (1,387,379)       145,563
    Decrease (increase)in receiv.fr.clearing agent                            (36,477)        19,353
    Increase in other current assets                                          (12,681)          (121)
    Increase (decrease) in accounts payable                                   144,235       (111,589)
    Increase (decrease)in brokerage credit balances                           409,995        362,733
    Increase (decrease)in income taxes payable                                 (2,266)         8,125
    Increase in deferred rent payable (Note 10)                                    --          4,285
    Decrease (increase) in equity securities                                    1,149        (70,087)
    Decrease in marketable securities sold short                            1,490,001             (4)
    Undistributed (earnings) loss of affiliate                                 49,164         35,105
    Decrease in cash overdraft                                                 (1,317)            --
    Legal settlements not paid in cash                                         13,000             --
    (Increase) decrease in other assets                                             3             --
    Increase in accrued interest receivable                                   (30,000)            --
                                                                          -----------    -----------
    Total adjustments                                                         650,503        489,975
                                                                          -----------    -----------
  Net cash provided (used) by operations                                      260,125        435,375
                                                                          -----------    -----------
Cash flow from investing activities:
    Cash advanced to and invested in investees                                     --        (73,000)
    Advances to affiliates                                                   (166,726)       (87,434)
    Cash repaid by (lent to) stockholder                                      142,640          4,000
    Advances to employees                                                          --        (45,000)
    Cash paid for construction in progress                                     (3,105)            --
                                                                          -----------    -----------
  Net cash used by investing activities                                       (27,191)      (201,434)
                                                                          -----------    -----------
Cash flow from financing activities:
    Net cash remitted to shareholders                                              --        (54,668)
    Cash balances-subsidiaries acquired                                        67,800             --
    Cash collected for capital contributions                                  100,000         10,000
    Commission payable, investee                                                   --        (65,000)
                                                                          -----------    -----------
  Net cash provided by financial activities                                   167,800       (109,668)
                                                                          -----------    -----------
Net increase(decrease) in cash and equivalents                                400,734        124,273
Cash and equivalents, beginning of year                                       129,453        396,803
                                                                          -----------    -----------
Cash and equivalents, end of period                                       $   530,187    $   521,076
                                                                          ===========    ===========
Supplemental disclosures of cash flow information:
  Interest expense                                                        $   193,198         55,328
                                                                          ===========    ===========
  Income Tax                                                              $    14,496         21,321
                                                                          ===========    ===========

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND CHANGES IN RETAINED EARNINGS (DEFICIT)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

                                                           2003            2002
                                                       (UNAUDITED)     (UNAUDITED)
Revenues
   Investment banking fees                            $         --    $      8,342
   Commissions                                             222,323          64,939
   Rebates                                                   6,373           6,195
   Customer driven principal transactions                  435,837       1,323,784
   Certificate of deposit trading                          257,370              --
   Handling charges and miscellaneous income                19,517          12,115
   Firm trading                                            293,719            (414)
   Dividends and interest                                   45,774          44,792
                                                      ------------    ------------
      Total revenue                                      1,280,913       1,459,753
                                                      ------------    ------------
Expenses
   Employee compensation                                   577,334         403,502
   Clearance fees and trading costs                        241,838         159,498
   Communications and data processing                       97,942         110,927
   Management fees paid to stockholder                     261,340         331,780
   Rent                                                     50,078          51,244
   Depreciation                                              6,538           5,412
   Fees and licenses,including$69,513 to affl.-2003         92,579          73,391
   Fees and royalties paid to minority affiliate           154,500         168,966
   Bad debts and settlements                                13,211         199,701
   Interest                                                 42,678          65,897
   General and administrative                               85,474          23,471
   Net loss of minority owned affiliate                     76,963          26,208
                                                      ------------    ------------
      Total expenses                                     1,700,475       1,619,997
                                                      ------------    ------------
Income (loss) before income taxes                         (419,562)       (160,244)
Corporate income and franchise taxes                           137         (21,482)
                                                      ------------    ------------
NET INCOME (LOSS)                                         (419,699)       (138,762)
Retained earnings(accumulated deficit)at January 1      (1,314,371)     (1,055,670)
                                                      ------------    ------------
Retained earnings(accumulated deficit)at March 31     $ (1,734,070)   $ (1,194,432)
                                                      ============    ============
Average number of shares outstanding                    15,452,334      14,881,909
Net income (loss) per common share outstanding              ($0.03)         ($0.06)


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

The largest component of revenues was derived from customer-driven riskless (or nearly riskless) principal proprietary transactions of $435,837. This revenue component fell by approximately 55.6% over the same period of September 30, 2002, a decrease reflected throughout fixed income markets and particularly in the Company's customer driven riskless transactions, where a rise in yield, as occurred in July and August, negatively impacted the volume of transactions.

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