Form 10QSB
period 2003-12-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2004-02-23
CIK 807904

For the Quarter ended December 31, 2003.

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

At December 31, 2003, there were 15,452,246 shares of common stock and equivalents, 500,000 nonvoting, redeemable, convertible (2:1) Series C Preferred shares, and 10 Series D nonvoting, redeemable Preferred shares issued and outstanding.

The Issuer's revenues for its most recent fiscal year, ended 03/31/2003, were $5,274,565 compared to $5,125,410 for the prior fiscal year. The revenues for the most recent fiscal quarter were $1,239,682; and $1,280,913 for the quarter ended September 30, 2003.

                              FINANCIAL STATEMENTS.

The financial statements required to be set forth in this Item precede and accompany this narrative description. The balance sheets as of December 31, 2003, and as of March 31, 2003 (the end of the last completed fiscal year) are presented and the changes discussed. The income statements for the December 31st quarter, and the comparable year-earlier period, are presented and the comparable results are discussed below.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2003 (UNAUDITED) AND MARCH 31, 2003

                                                                DECEMBER 31,        MARCH 31
                                                                   2003               2003
                                                                     (UNAUDITED)
                                                                -----------       -----------
                                     ASSETS
Current Assets
   Cash, brokerage clearing accounts                            $     1,370       $    57,919
   Cash, other                                                      528,887            71,534
   Due from clearing agents                                          44,457            13,434
   Due from stockholders,incl.interest $130,000;$85,000             130,000           218,991
   Trading marketable equity securities                             228,821           419,472
   Gov't securities, at market value                                501,486           557,916
   Due from affiliate                                               138,699           262,939
   Prepaid expenses and other current assets                        112,064            49,745
                                                                -----------       -----------
     Total current assets                                         1,685,784         1,651,950
                                                                -----------       -----------
Property and equipment at cost                                      185,089           162,575
   Less accumulated depreciation                                   (165,953)         (147,071)
                                                                -----------       -----------
                                                                     19,136            15,504
                                                                -----------       -----------
Other Assets
   Investment in affiliates-note receivable                         107,632                --
   Notes receivable stockholders-6% 11/30/03                      1,000,000         1,000,000
   Due from employees                                                85,888            85,888
   Restricted investment securities                               1,021,990         1,019,740
   Construction in progress                                              --            19,409
   Rent security deposits                                            75,504            75,504
                                                                -----------       -----------
                                                                  2,291,014         2,200,541
                                                                -----------       -----------
                                                                $ 3,995,934       $ 3,867,995
                                                                ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                        $   694,638       $   498,887
   Payable to clearing broker                                       543,123           149,247
   Commission payable to subsidiary of affiliate                     69,583            64,149
   Corp. inc. and franch. taxes payable                               6,471             8,737
   Marketable securities sold short                                   5,267             5,266
                                                                -----------       -----------
     Total current liabilities                                    1,319,082           726,286
                                                                -----------       -----------
Deferred rent payable                                               110,842           110,842
                                                                -----------       -----------
Commitments and contingencies
Shareholders' Equity
   Common stock, $0.01 par value-auth. 20,000,000 shs.,
     December 31, 2003-issued and
     outstanding 15,452,246 shares;
     March 31, 2003-issued and
     outstanding 15,352,246 shares                                  154,523           153,523
   Preferred stock,$0.01 par value-auth. 5,000,000 shs
     Class C nonvoting, conv. into 0.5 common share-
     issued and outstanding 500,000 shares                        1,000,000         1,000,000
   Preferred stock,$0.01 par-auth.50,is.,outst.10shares             100,000                --
   Additional paid in capital                                     3,246,036         3,234,036
   Retained earnings(Accumulated deficit)                        (1,923,799)       (1,343,692)
   Unrealized loss on inv. securities                               (10,750)          (13,000)
                                                                -----------       -----------
                                                                  2,566,010         3,030,867
                                                                -----------       -----------
                                                                $ 3,995,934       $ 3,867,995
                                                                ===========       ===========

Note-The Company has determined that its 47.5% owned subsidiary, Natve American Financial Services, Inc.(NAFSCO)constitutes a Variable Interest Entity, as defined, which will be consolidated with the Company on the effective date of the related Financial Accounting Standards Board Interpretation. NAFSCO had unaudited consolidated assets of approximately $356,000 as of December 31, 2003 and had unaudited consolidated revenues of approximately $440,000 for the nine months ended December 31, 2003. Hovever virtually all such revenues were derived from the Company.

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31,(UNAUDITED)

                                                                  2003               2002
                                                              ------------       ------------
Revenues
   Investment banking fees and advisory services              $    350,528       $    100,873
   Commissions                                                     592,314            239,035
   Certificate of deposit trading                                  651,240                 --
   Rebates                                                          12,206             23,253
   Customer driven principal transactions                        1,823,043          3,219,789
   Handling charges and miscellaneous income                        43,865             39,074
   Firm trading                                                    300,449            (76,491)
   Administrative credit from stockholder of parent                147,348                 --
   Dividands and interest                                          126,983            236,230
                                                              ------------       ------------
      Total revenue                                              4,047,976          3,781,763
                                                              ------------       ------------
Expenses
   Employee compensation                                         1,660,891          1,260,475
   Clearance fees                                                  682,887            484,771
   Communications and data processing                              209,109            201,368
   Management fees and expenses- shareholder                       512,562            436,892
   Rent                                                            179,284            152,454
   Depreciation                                                     18,882             16,236
   Professional fees, other fees and licenses                      286,576            362,526
   Fees and royalties paid to affiliates                           466,221            424,992
   Interest                                                        136,244            193,390
   Bad debts and settlements                                        58,467            200,690
   General and administrative                                      242,637            130,586
   Net loss of minority owned affiliates                           161,207             68,622
                                                              ------------       ------------
      Total expenses                                             4,614,967          3,933,002
                                                              ------------       ------------
Income(Loss) before income taxes                                  (566,991)          (151,239)
Corporate income and franchise taxes                                13,116             11,660
                                                              ------------       ------------
NET INCOME (LOSS)                                                 (580,107)          (162,899)
Accumulated deficit at beginning of period                      (1,343,692)        (1,001,070)
                                                              ------------       ------------
Accumulated deficit at end of period                          $ (1,923,799)      $ (1,163,969)
                                                              ============       ============
Common stock-$.01 par-beg.of pd                               $    153,523       $    147,828
  Shares issu.100,000 in 2003;160,000 in 2002                        1,000              5,340
  Shares owned by subsid. 150,000 shares in 2002                        --             (1,500)
  Shares outstanding at end of pd., 15,452,246
                                                              ------------       ------------
    shares in 2003 and 14,792,756 in 2002                     $    154,523       $    151,668
                                                              ============       ============
Class C Nonvoting Preferred Stock-$0.01 par value
  Issued 500,000 shs. on March 30, 2001-at $2                 $  1,000,000       $  1,000,000
                                                              ------------       ------------
  Balance at end of period-500,000 shares                     $  1,000,000          1,000,000
                                                              ============       ============
Class D Nonvoting Preferred Stock-$0.01 par value
  Issued 10 shares April 24, 2003($100,000 redempt.val.)      $    100,000       $         --
                                                              ------------       ------------
  Balance at end of period-10 shares                          $    100,000       $         --
                                                              ============       ============
Additional paid in capital at beginning of period             $  3,234,036       $  2,993,838
  Additional amounts received during period                         12,000            183,436
                                                              ------------       ------------
  Additional paid in capital at end of period                 $  3,246,036       $  3,177,274
                                                              ============       ============
Unrealized loss on investment securities
   Balance at beginning of period                             $    (13,000)      $     (6,000)
  Change in value of investment securities                           2,250            (92,350)
                                                              ------------       ------------
  Balance at end of period                                    $    (10,750)      $    (98,350)
                                                              ============       ============
Shareholders Equity at end of period                          $  2,755,739       $  3,022,105
                                                              ============       ============
Average number of shares outstanding                            15,451,941         14,843,825
Basic and fully diluted income(loss) per share                      ($0.03)            ($0.01)

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
               FOR THE NINE MONTHS ENDED DECEMBER 31, (UNAUDITED)

                                                           2003              2002
                                                         ---------       -----------
Cash flows from operating activities
  Net income (loss)                                      $(580,107)      $  (162,902)
                                                         ---------       -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                           18,882            16,236
    Compensation and fees not paid in cash                      --           128,775
    Decrease (increase)in government securities             85,515           319,559
    Decrease (increase)in receiv.fr.clearing agent         (50,887)            8,345
    Increase in other current assets                         6,230            (7,470)
    Increase (decrease) in accounts payable                222,101          (231,175)
    Increase (decrease)in brokerage credit balances        393,876           790,980
    Increase (decrease)in income taxes payable              (2,266)          (15,504)
    Increase in deferred rent payable (Note 10)                 --            12,855
    Decrease (increase) in equity securities               190,753           (38,924)
    Decrease in marketable securities sold short                 1                 7
    Undistributed (earnings) loss of affiliate             161,207            68,622
    Common stock issued from settlement                         --            50,000
    Increase in accrued settlement liability                    --            97,222
    Decrease in cash overdraft                                (538)               --
    Legal settlements not paid in cash                      13,000                --
    (Increase) decrease in other assets                          3                --
    Increase in accrued interest receivable                (45,000)          (70,000)
                                                         ---------       -----------
    Total adjustments                                      992,877         1,129,528
                                                         ---------       -----------
  Net cash provided (used) by operations                   412,770           966,626
                                                         ---------       -----------
Cash flow from investing activities:
    Cash advanced to and invested in investees                  --           (73,000)
    Advances to affiliates                                 (35,500)         (132,638)
    Cash repaid by (lent to) stockholder                    (4,708)         (248,588)
    Advances to employees                                  (68,653)          (67,388)
    Cash paid for construction in progress                  (3,105)               --
                                                         ---------       -----------
  Net cash used by investing activities                   (111,966)         (521,614)
                                                         ---------       -----------
Cash flow from financing activities:
    Cash collected for capital contributions               100,000            10,000
                                                         ---------       -----------
  Net cash provided by financial activities                100,000            10,000
                                                         ---------       -----------
Net increase(decrease) in cash and equivalents             400,804           455,012
Cash and equivalents, beginning of year                    129,453           396,803
                                                         ---------       -----------
Cash and equivalents, end of period                      $ 530,257       $   851,815
                                                         =========       ===========
Supplemental disclosures of cash flow information:
  Interest expense                                       $ 139,636           193,390
                                                         =========       ===========
  Income Tax                                             $  14,496            27,049
                                                         =========       ===========

                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND CHANGES IN RETAINED EARNINGS (DEFICIT)
               FOR THE THREE MONTHS ENDED DECEMBER 31, (UNAUDITED)

                                                             2003               2002
                                                          (UNAUDITED)        (UNAUDITED)
                                                         ------------       ------------
Revenues
   Investment banking fees and advisory services         $    321,014       $      2,634
   Commissions                                                158,935             97,681
   Rebates                                                      1,242              9,335
   Customer driven principal transactions                     351,557            854,997
   Certificate of deposit trading                             393,910                 --
   Handling charges and miscellaneous income                       --             15,975
   Firm trading                                              (169,334)           (25,918)
   Administrative credit from stockholder of parent           147,348                 --
   Dividends and interest                                      35,010            121,198
                                                         ------------       ------------
      Total revenue                                         1,239,682          1,075,902
                                                         ------------       ------------
Expenses
   Employee compensation                                      555,174            345,795
   Clearance fees and trading costs                           231,135            180,732
   Communications and data processing                          59,921             58,635
   Management fees paid to stockholder                        104,082                 --
   Rent                                                        67,178             51,752
   Depreciation                                                 5,806              5,412
   Fees and licenses                                           91,350            102,210
   Fees and royalties paid to minority affiliate               48,491            164,426
   Interest                                                    48,122             72,165
   General and administrative                                 106,109             54,700
   Net loss of minority owned affiliate                       112,043              7,309
                                                         ------------       ------------
      Total expenses                                        1,429,411          1,043,136
                                                         ------------       ------------
Income (loss) before income taxes                            (189,729)            32,766
Corporate income and franchise taxes                               --              2,303
                                                         ------------       ------------
NET INCOME (LOSS)                                            (189,729)            30,463
Retained earnings(accumulated deficit)at October 1         (1,734,070)        (1,194,432)
                                                         ------------       ------------
Retained earnings(accumulated deficit)at March 31        $ (1,923,799)      $ (1,163,969)
                                                         ============       ============
Average number of shares outstanding                       15,452,334         14,981,257
Net income (loss) per common share outstanding                 ($0.01)      $       0.00

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

B. FINANCIAL RESULTS OF OPERATIONS.

During the nine month period ended December 31, 2003, that is, since the close of the last fiscal year, the Company has materially improved over the year-ago quarter. Revenues increased over 7% or $4,047,976 to $3,781,763 over the same period a year ago. Fr the three month period ending December 31, 2003, there was a decrease in revenues of approximately 15%. Reported revenue on December 31,2003 totaled $1,239,682; on December 31, 2002, reported revenue was $1,075,902.

The increased revenues were generated by improving investment banking fees and advisory services substantially from $2,634 to $321,014 for the quarter. However, firm trading, experienced losses and revenues from customer driven principal transactions were substantially decreased in both the current quarter and compared to 2002.

The loss of revenue is attributed to both the decrease in volume of customer driven principal transactions and the losses in firm trading.

On a per share basis (average outstanding shares) this computes to a loss, after provision for taxes, of $0.01 per share for the quarter, however, in the year-earlier period, the loss per share was $0.000.

The largest component of revenues was derived from brokered deposit business transactions of $393,910. This revenue component is based the Company's brokered deposit business, more commonly known as the brokered CD (Certificate of Deposit) business. This is a business line that exists to service financial institutions such as banks and savings and loan associations to attract deposits at the lowest possible costs. While the relationship of deposits to the operation of a bank or savings and loan is beyond the scope of this report, there is a ready demand for deposits, and CD instruments. The Company engages in the brokered deposit business on primarily a wholesale basis, and typically maintains a inventory of CD instruments. To a lesser extent, the Company also places CDs with end users, i.e., individual retail customers. The Company is pleased with the development of its brokered deposit business, an expansion of it is expected and planned in the forthcoming fiscal quarters. The Company opened a New Jersey office in April specifically to pursue the expansion of the brokered CD business line. This revenue component was increased by 53% for the quarter. Management believes this to be due to the maturation of the program and the attraction of several new customers that participate in an active CD trading strategy program similar to the program employed in the zero coupon trading program.

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

The Company's corresponding costs were also up over the year earlier period by approximately $266,213, or 17%. General and administrative expenses, fees and license fees, over which the Company has less influence or control, continue to increase. Many annual fees are due and payable in this quarter.

There are no other known trends, events or uncertainties other than as reported that have had, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

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

The principal operating business during the December 31, 2003, quarter was Dupont Securities Group, Inc. ("DSGI"), a broker-dealer registered with the United States Securities and Exchange Commission ("SEC") with membership in the National Association of Securities Dealers, Inc. ("NASD"). The other businesses the Company owns are Wavecount Advisory Services, Inc. (WASI), in which the Company performs its investment banking and advisory services functions that do not necessarily require the issuance of securities and therefore the services of a registered broker-dealer, and a forty-seven and one-half percent (47.5%) interest in Native American Financial Services Company (NAFSCO) NASFCO owns 100% of a broker-dealer named Native American Securities Co., Inc. (NASCO) that is managed exclusively by the Company. The Company also owns 100% of an inactive broker-dealer known as American International Securities, Inc. (AIS).

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

PART II. OTHER INFORMATION.

LEGAL PROCEEDINGS

As of December 31, 2003, several legal proceedings, including proceedings before arbitral forums, have been initiated and are proceeding against the Company or its subsidiaries, and, or in the alternative, sometimes certain officers (primarily Messrs. Strausberg and Parsons) in the normal course of its business. Almost all of these proceedings are frivolous, or brought when the claimants learned that the Company was no longer dormant and might be a "deep pocket" for claims that are otherwise meritless as to the Company, are for exaggerated sums, or all three. Over the course of the year, several such matters have been settled for relatively modest amounts that the Company's management considers to be "nuisance" value, i.e., to avoid the demands such matters make on the Company's limited management resources. With respect to any matter that cannot be resolved for such nominal sums, it is management's intention to defend all such matters vigorously.

Pursuant to Item 103 of Regulation S-B the following matter may be required to be specifically disclosed.

The Company is the respondent in notice of petition to the Supreme Court of New York for New York County styled Erste Bank Der Oestrreichischen Sparkassen A.G., vs. Dupont Direct Financial Holdings, Inc.

Under the terms of an Agreement, dated March 8, 2001, Dupont Financial Holdings, Inc. (Dupont) acquired from Erste Bank Der Oestrreichischen Sparkassen A.G. (Erste Bank) all of the stock of Erste Bank Artesia Securities, Inc. (EBAS). At the time of the transaction, EBAS was the tenant of premises at 14 Wall Street, New York, NY under a lease between EBAS and W. 12/14 Wall Acquisition Associates LLC (Landlord) Erste Bank had guaranteed the obligation of EBAS under the lease. In a dispute relating to the lease Erste Bank settled a litigation with the Landlord, by a payment of $178,923 and incurred legal expenses of $62,768 in connection with that matter. It also claims that Dupont agreed to provide 100,000 five-year warrants to purchase shares in Dupont. Dupont denied responsibility for the leasehold indemnification, but agreed that it owes Erste Bank the warrants.

An award in Arbitration was made by the International Dispute Resolution Centre American Arbitration Association in favor of Erste Bank on December 9, 2003, which it seeks to enforce in the New York courts. The Petitioners' motion for summary judgment was entered on January 19, 2004 confirming the award of the arbitrator and directing be entered thereon in the amount of $280,454.67 plus interest on the principal amount of $256,346.00 as of November 30, 2003, and directing the transfer of 100,000 warrants to petitioner for the purchase of shares of Dupont as set forth in the contract. In response to the motion, Dupont, as respondent, has filed a Petition for Judicial Intervention.

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

None.

DEFAULTS UPON SENIOR SECURITIES.

None.

SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE.

None.

OTHER INFORMATION.

On January 27, 2004 Dupont Direct Financial Holdings, Inc. (DIRX), announced changes in its business orientation intended to place a greater emphasis on its investment banking and advisory services for small to mid-size issuers, equities, structured products, and more greatly diversified fixed income proprietary trading on a riskless or nearly riskless principal basis.

      These changes have been in preparation since last July, following the death of one of DIRX' founders, and its then Chairman and CEO, Randy Strausberg, after a long fight with leukemia. David W. Parsons, another founder of the Company, succeeded Mr. Strausberg. Under the leadership of Mr. Strausberg, the Company had been principally oriented toward institutional fixed income business, to which Mr. Parsons had been expected to contribute equity market diversification as well as his considerable experience in structuring fixed income instruments for project finance. The changes announced today are intended to take advantage of Mr. Parsons' equity markets experience, particularly in relation to issuer advisory services.

      Commenting on these developments, Mr. Parsons said "We are moving forward through the transition from Randy's death. We now have vibrant and exciting plans for the future, keeping the best parts of Randy's visions for the Company and combining it with my own business strengths. In this, our fiscal 4th quarter, the Company will conclude this transition and enter the next fiscal year on sound financial and operational footing."

      The changes are briefly described as follows.

      First, DIRX has established a merchant bank. Its wholly-owned subsidiary, Wavecount Advisory Services, will be the managing member of the business. The merchant bank is expected to take an equity ownership interest in small to mid-size operating businesses, and through its management services improve their revenues and profitability before divesting its interest. Such divestitures will be expected to be primarily accomplished through DIRX' wholly-owned broker-dealer subsidiary, Dupont Securities Group, Inc. (DSGI). The merchant bank, not yet officially named, is expected to begin operations on or about April 1, 2004, at the beginning of DIRX' next fiscal year.

      Second, the Company has decided to distribute to its shareholders a tax-free dividend consisting of its 47.5% ownership interest in the parent of its Native American Securities Co., investment affiliate broker-dealer. The activities of this broker-dealer investment affiliate, which will continue to be managed in large part by the DSGI broker-dealer subsidiary, will be confined over the next several months to obtaining certifications from Native American Tribes of its status as a bona fide Native American Minority Company, and the procurement of securities execution services for money managers of the more than $32 billion in Native American assets. Such execution services will be performed by DSGI for NASCo., with NASCo. retaining the majority of the commissions for the introduction.

      Third, Wavecount Advisory Services, Inc., the investment advisory services business headed by Mr. Parsons, has more than $20 million in anticipated revenue from pending business on at least 12 deals expected to be completed within the next 12 months. This pending new business is directly attributable to the renewed efforts made in business development made possible by personnel changes following Mr. Strausberg's death that allowed Mr. Parsons to resume revenue production duties and responsibilities.

      Fourth, and finally, Marc Greenspan, another founder and long-time associate of Mr. Strausberg, and the originator of DSGI's zero coupon bond yield enhancement trading program, has left DSGI to join Whitaker Securities. Mr. Greenspan's departure was amicable, and widely expected by people familiar with the Company following Mr. Strausberg's death. It is anticipated that DSGI will continue to receive benefits from the zero coupon trading strategy through introductory royalties for clients introduced to the program by DSGI, both previously and in the future. Mr. Greenspan will be sorely missed, both professionally and personally. The Company will experience noticeable declines in both revenues and associated costs related to the zero coupon bond yield enhancement trading program. There will be no impact on earnings for the just-completed 3rd quarter, and the impact on full year results cannot be estimated at this time.

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

                                          Date: February 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   Carol Ann Ferrotta, Chief Financial Officer
      Date: February 23, 2004