Form 10KSB
period 2004-03-31
DUPONT DIRECT FINANCIAL HOLDINGS INC
filed 2004-08-02
CIK 807904

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of
    1934 (Fee required)

    For the fiscal year ended March 31, 2004

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from _____ to _____

Commission file number:  000-15900


                      DUPONT DIRECT FINANCIAL HOLDINGS INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               GA                                      59-3461241
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

   42 Broadway Suite 1100-26, New York, NY                            10004
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)                         (Zip Code)


--------------------------------------------------------------------------------
    (Former Address of Principal Executive Office)                  (Zip Code)

                                 (917) 320-4800
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

FORMER COMPANY:
FORMER CONFORMED NAME:
FAB GLOBAL INC.
DATE OF NAME CHANGE: 19990406
FORMER COMPANY:
FORMER CONFORMED NAME: MARCI INTERNATIONAL IMPORTS INC.
DATE OF NAME CHANGE: 19970523

At March 31, 2004, there were at least 15,352,246 shares of common stock issued and outstanding. The Issuer's revenues for its most recent fiscal year were not determinable at this time compared to $5,274,565 for the prior fiscal year.

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

PART I.

Item 1. Description of the Business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements contained in this Form 10-KSB constitute "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the markets for the Company's products and services, regulatory and economic factors, economic times, competition, litigation, client or customer arrangements that may expand or contract, adverse weather conditions, possible technological advances or obsolescence in existing or future products or services, the variability in the value of the Company's securities inventory products, customer concentration, and other risks detailed in the Company's other periodic reports filed with the United States Securities and Exchange Commission (SEC or Commission). The words "believe," "expect," "anticipate," "may," "plan," and similar expressions identify forward- looking statements. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date the statement was made.

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

C. Regulation S-B, Item 101(b) -- Services and Markets.

1. Current Organization.

In the Transaction, the Company acquired three (3) operating businesses and stock and options on stock in publicly traded issuers from Wavecount, Inc. (Wavecount or WVCI), in exchange for 5.8 million shares of DIRX' common stock. At that time, these businesses and securities had a fair market value of approximately $1,700,000. Also in the Transaction, the previous sole Director of the Board of Directors (Board) and sole officer, Sally Fonner, pursuant to the mandate rendered by the shareholders, resigned. Upon her resignation, pursuant to the By-Laws and in accordance with all other applicable laws, she appointed a new Board of Directors consisting of five individuals who were Wavecount's designees or nominees. The new Directors were Elroy Drake, Marc Greenspan, Steven A. Muchnikoff, David W. Parsons, and Randy M. Strausberg. Mr. Muchnikoff resigned in June 2001, and Mr. Strausberg died in June 2003. Mr. Greenspan resigned in January 2004. The Board therefore now consists of Messrs. Drake and Parsons. Mr. Parsons became the Company's Chairman and Chief Executive Officer after Mr. Strausberg's death.

Following the end of the fiscal year ended March 31, 2004, a culmination of events resulted in the Company's cessation of the conduct of any active business. All employees departed, except for Mr. Parsons, who has remained for limited purposes. The Company's offices on lower Broadway in Manhattan were closed. This event is described more fully herein in Section ___.

2. Operating Businesses of the Company.

During the fiscal year ended March 31, 2004, and until April 22, 2004, when active business operations ceased, the operating businesses and an affiliate investment of the Company were as follows.

Dupont Securities Group, Inc. ("DSGI"), a registered United States securities broker-dealer operating under the NASD's $100,000 net capital requirements.

A 47.5% equity interest in Native American Financial Services Company ("NAFSCO"). NAFSCO is a financial services company located in Window Rock, Arizona, the capital of the Navajo Nation. During the year ended March 31, 2002, NAFSCO formed as its wholly- owned subsidiary Native American Securities Company (NASCo.), an SEC registered and NASD member broker-dealer.

Wavecount Advisory Services, Inc. (WASI), is a firm that renders capital structuring advice for issuers or prospective issuers prior to the time that an actual issuance of securities is actively pursued by that particular business client.

3. Business of the Company after the Transaction.

From May 2000, until on or about April 22, 2004, the Company operated as a holding company conducting business activities through three subsidiaries, an investment in an LLC, and NAFSCO., an investment affiliate. The main business lines centered around Fixed Income Securities including brokered deposit or certificates of deposit and a unique trading strategy applicable to zero-coupon bonds. The principal operating business of the Company was a New York formed and domiciled company, Dupont Securities Group, Inc. (DSGI), registered with the United States Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD), a securities broker-dealer (B-D).

Wavecount Advisory Services, Inc.(WASI) is a wholly-owned subsidiary of DIRX. WASI is an investment-banking subsidiary that is organizationally utilized for capital financing and management advisory services when a prospective sale of securities is not contemplated in the near-term. WASI was the venture capital/merchant/investment banking arm of DIRX.

The Company owns, controls or otherwise participates in the ownership and/or management of several other businesses that, for various reasons, have never commenced any significant operations.

D. Competition and Regulation -- Regulation S-B Item 101(b)(4),(8) & (9).

Since the Company ceased active operations shortly after the end of the fiscal year reported upon in this Report, it would not be helpful or meaningful to users of this Report to address the information contemplated by this section at this time.

E. Research, Environmental Compliance and Headcount --Regulation S-B Item 101(b)(10), (11) & (12).

The Company's research and development costs have historically been, and are expected to continue to be, negligible. The Company's costs for compliance with environmental laws and regulations are insignificant. As of the date of this filing, the Company employs one person, part-time.

F. Subsequent Events.

On or about April 22, 2004, the Company ceased conducting any active business. On that date, the landlord of the Company's leased premises at 42 Broadway in lower Manhattan caused the Company to be evicted from those premises. This was in breach and violation of the landlord's agreement with the Company to permit the Company's orderly move from the premises on April 30, 2004.

As a result of the wrongful eviction, the Company's business was for all practical purposes destroyed. The Company's employees dispersed to other employment. The Company's records were made largely inaccessible to the Company without the payment of monetary sums that were both beyond the Company's means and in the nature of "ransom."

Item 2. Description of Property -- Regulation S-B Item 102.

The Company's business properties and affiliates are as follows. Dupont Securities Group, Inc., American International Securities, Inc. (AIS), Wavecount Asset Management, LLC., Wavecount Advisory Services, Inc., Dupont Merchant Funding, Inc., Native American Financial Services Company (47.5% interest), and Native American Securities Company (NASCo.)(100% owned by NAFSCO). Securities owned by the Company are generally held in its account(s) at its clearing agents. As described more fully, supra, the Company's headquarters in leased premises located at 42 Broadway, Suite1100-26, New York, New York 10004, was closed on or about April 22, 2004, and the lease was terminated. The affairs of DSGI, WAM, WASI, AIS, NAFSCo., NASC., DMF and Dupont Health Products, Inc., are now handled by Mr. Parsons from his home office.

Item 3. Legal Proceedings.

There are no matters required to be specifically identified pursuant to Item 103 of Regulation S-B.

Item 4. Submission of matters to a vote of Security Holders.

No matters were submitted for a vote of the Company's security holders during the year. The Company has not held a meeting of shareholders since the Transaction that resulted in its resumption of active business operations in May 2000. The first annual meeting of shareholders after that Transaction had been contemplated for the fall of 2001, and work for it was in progress at that time. The events of September 11, 2001, disrupted those plans. Just as such plans for a shareholder meeting were being reorganized, Mr. Strausberg, the Company's then Chairman and CEO, fell ill with the disease that eventually claimed his life. The Company presently has no plans to call a meeting of shareholders.

PART II.

Item 5. Market for Registrant's Common Equity -- Regulation S-B Item 201.


Item 6. Management's Discussion And Analysis And Plan Of Operations--Regulation S-B Item 303.

A. Financial Results of Operations.

During the fiscal year ended March 31, 2004, the consolidated Company performed financially in approximately at the same level as it had it the prior fiscal year. Because, however, the financial records of the Company became substantially inaccessible to the Company as a result of events on April 22, 2004, the Company has not been able to prepare the usual and customary financial statements, and to provide comments thereon.

B. Regulation S-B Item 303(b)(1)(i) & (iv).

This Item is being omitted at this time due to the Company's current inactive condition.

C. Plan of Operation -- Regulation S-B Item 303(a)(1).

The Company expects to reorganize itself over the forthcoming 12 months once again to own and manage operating businesses.

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

Item 7. Financial Statements -- Regulation S-B Item 310(a).

Financial Statements are omitted at this time due to the inaccessibility of records from which such financial statements may be prepared.

Item 11. Security Ownership of Certain Beneficial Owners and Management -- Regulation S-B Item 403.

The information required in this Item is omitted at this time due to the inaccessibility of records from which to prepare it.Item 12. Certain Relationships and Related Transactions --Regulation S-B Item 404.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, te registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Dupont Direct Financial Holdings, Inc.

/s/ David W. Parsons
------------------------
David W. Parsons,
Chairman and CEO

July 30 30, 2004